Form 10-Q
period 2013-06-30
Homeowners of America Holding Corp
filed 2013-09-23
CIK 1346922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to ________________ to ________________

Commission file number    _____________

HOMEOWNERS OF AMERICA HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	57-1219329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1333 Corporate Drive, Suite 325, Irving, TX 75038

(Address of principal executive offices)

(972) 607-4241

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of September 20, 2013 was 14,322,461.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Homeowners of America Holding Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	1,353,322	10,194,375
Short-term investments	8,563,817	3,853,353
Restricted certificates of deposit	1,000,000	1,000,000
Long-term investments	2,445,000	2,155,695
Accrued investment income	14,533	8,435
Due and deferred premiums	3,436,532	3,643,136
Amounts recoverable from reinsurance companies	45,511,624	36,080,628
Property, equipment and software, net	195,872	234,156
Deferred policy acquision costs	5,570,771	5,274,515
Deferred ceding comissions	1,493	683,914
TWIA assessments, net of ceded amounts	-	80,040
Prepaid expenses and other	279,365	130,296
Deferred tax assets, net	875,378	816,811

Total assets	$69,247,707	$64,155,354

Liabilities

Loss and loss adjustment expenses	$15,019,644	$11,641,296
Advance premiums	123,257	36,499
Ceded reinsurance premiums payable	6,535,657	2,782,190
Unearned premiums	28,156,679	26,578,928
Ceded deferred premiums	-	2,381,906
Unearned ceding commissions	7,263,549	6,826,778
Commissions payable, reinsurers and agents	4,303,629	6,117,170
General and other accrued expenses payable	727,443	729,441
Income tax payable	63,457	349,785
Taxes, licenses and other fees payable	251,241	431,382
Funds held under reinsurance treaty	36,573	36,573
Convertible promissory note	1,000,000	1,000,000

Total liabilities	63,481,129	58,911,948

Stockholders’ equity:

Preferred stock, convertible; 12.5% cumulative; $0.0001 par value per share;
Series A 4,500,000 shares authorized; 4,500,000 shares issued and outstanding	450	450
Series B 1,000,000 shares authorized; 500,000 shares issued and outstanding	50	50
Common Stock, $0.0001 par value per share; 10,000,000 shares authorized; 900,000 shares issued and outstanding	90	90
Additional paid-in-capital	4,906,000	4,906,000
Retained earnings	859,988	336,816

Total stockholders’ equity	5,766,578	5,243,406

Total liabilities and stockholders’ equity	$69,247,707	$64,155,354

See accompanying notes to the consolidated financial statements

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Premiums earned	$12,883,648	$11,474,078	$25,394,511	$22,476,636
Ceded premims	(11,696,999)	(10,216,113)	(23,103,964)	(20,179,691)
Net premiums	1,186,649	1,257,965	2,290,547	2,296,945
Policy fees	1,233,119	1,185,291	2,210,770	2,146,042
Ceding commissions	2,499,298	2,261,436	5,043,792	4,623,115
Gross investment income	11,030	4,945	22,345	9,139
Reinsurance profit sharing, installment fees and other income	427,554	505,534	751,715	802,857

Total Revenue	5,357,650	5,215,171	10,319,169	9,878,098

Expenses:

Losses and loss adjustment expenses	888,130	1,459,056	1,420,547	2,732,353
Policy acquisition expenses	2,720,133	2,520,557	5,396,946	4,946,283
Underwriting expenses	1,346,955	1,290,142	2,686,179	2,427,487

Total Expenses	4,955,218	5,269,755	9,503,672	10,106,123

Income(loss) before income taxes	402,432	(54,584)	815,497	(228,025)

Provision (benefit) for income taxes:
Current	216,876	33,946	350,892	(23,422)
Deferred	(71,920)	-	(58,567)	-
Total income taxes	144,956	33,946	292,325	(23,422)

Net income (loss)	$257,476	$(88,530)	$523,172	$(204,603)

Cumulative preferred stock dividends	(361,468)	(321,305)	(718,964)	(642,610)

Net loss available to common stockholders	$(103,992)	$(409,835)	$(195,792)	$(847,213)

Basic loss per common share	$(0.12)	$(0.46)	$(0.22)	$(0.94)
Weighted average number of common shares outstanding - basic	900,000	900,000	900,000	900,000
Diluted loss per common share	$(0.12)	$(0.46)	$(0.22)	$(0.94)
Weighted average number of common shares outstanding - diluted	900,000	900,000	900,000	900,000
Cash dividend declared per common share	$0	$0	$0	$0

See accompanying notes to the consolidated financial statements

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Six months ended June 30, 2013

	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Series A		Series B				Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance December 31, 2012	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$336,816	$5,243,406

Net Income	-	-	-	-	-	-	-	523,172	523,172

Balance June 30, 2013	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$859,988	$5,766,578

See accompanying notes to the consolidated financial statements

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Six months ended June 30, 2012

	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Series A		Series B				Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2011	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$(766,181)	$4,140,409

Net Loss	-	-	-	-	-	-	-	(204,603)	(204,603)

Balance June 30, 2012	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$(970,784)	$3,935,806

See accompanying notes to the consolidated financial statements

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 30, 2013 and 2012

	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$523,172	$(204,603)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation & amortization	40,804	34,333
(Increase) decrease in:
Accrued investment income	(6,098)	1,741
Due and deferred premiums	206,604	99,644
Amounts recoverable from reinsurance companies	(9,430,996)	(12,252,809)
Deferred policy acquisition costs	(296,256)	(361,729)
Deferred ceding commissions	682,421	-
TWIA assessments, net	80,040	80,040
Federal income tax recoverable	-	(52,895)
Prepaid and other	(149,069)	(347,166)
Deferred tax assets	(58,567)	-
Increase (decrease) in:
Losses and loss adjustment expenses	3,378,348	5,786,730
Advance premiums	86,758	54,194
Ceded reinsurance premiums payable	3,753,467	1,364,349
Unearned premiums	1,577,751	1,961,042
Ceded deferred premiums	(2,381,906)	(54,243)
Unearned ceding commissions	436,771	430,387
Commissions payable, reinsurance & agents	(1,813,541)	1,170,125
General and other accrued expenses	(1,998)	293,711
Income tax payable	(286,328)	(40,527)
Taxes, licenses and other fees payable	(180,141)	75,784
Net cash used in operating activities	(3,838,764)	(1,961,892)

Cash flows from investing activities:
Purchases of long-term certificate of deposit	(1,741,305)	(123,695)
Maturites of long-term certificate of deposit	1,452,000	-
Maturities of short-term investments	1,218,959	119,427
Purchases of short-term investments	(5,929,423)	(5,279)
Additions to furniture, equipment and software	(2,520)	(90,505)
Net cash used in investing activities	(5,002,289)	(100,052)

Net decrease in cash and cash equivalents	(8,841,053)	(2,061,944)

Cash and cash equivalents, beginning of period	10,194,375	7,193,402

Cash and cash equivalents, end of the period	$1,353,322	$5,131,458

Supplemental disclosure of cash flow information:

Cash paid during the period for income tax	$603,724	$70,000

Cash paid during the period for interest expense	$-	$-

See accompanying notes to the consolidated financial statements

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Homeowners of America Holding Corporation (“HAHC”) is a privately owned insurance holding company established to hold insurance entities for the purpose of marketing homeowners insurance products on a national basis. HAHC owns 100% of Homeowners of America Insurance Company (“HAIC”). HAIC is domiciled in Texas, licensed in multiple states and is authorized to write various forms of homeowners and auto insurance. All coverage is concentrated in Texas. HAHC also owns 100% of Homeowners of America MGA, Inc. (“MGA”), a Texas Corporation, formed as a captive managing general agency to produce business for HAIC. HAHC, along with its subsidiaries HAIC and MGA, are collectively referred to as “the Company”.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Homeowners of America Holding Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At June 30, 2013 and December 31, 2012, cash and cash equivalents consist of cash on deposit with financial institutions.

Investments

The Company’s investments are comprised of short-term investments, restricted certificates of deposit and long-term investments. Restricted certificates of deposit and long-term investments are described below. Short-term investments, including money market accounts held at financial institutions, money market mutual funds, and certificates of deposit with original maturities greater than three months and maturities of one year or less. Due to the short-term nature of these investments, significant changes in prevailing interest rates and economic conditions should not adversely affect the timing and amount of cash flows on such investments or their related values. Accordingly, money market accounts and certificates of deposit are carried at cost, which approximates fair value, while money market mutual funds are measured at fair value on a recurring basis.

Certificates of deposit totaling $1 million have been pledged to the Texas Department of Insurance for the purpose of meeting state regulatory requirements. These certificates of deposit are shown separately in the accompanying consolidated balance sheets as “Restricted certificates of deposit”. Although the Company, with the approval of the Texas Department of Insurance, may replace the certificates of deposit with other funds or investments, management intends to hold the certificates of deposit to maturity. As such, the restricted certificates of deposit are carried at cost which approximates fair value. Interest earned on these investments inures to the benefit of the Company.

The Company’s investments also include certificates of deposit that mature more than one year after the balance sheet date and are reflected on the consolidated balance sheets as Long-term investments. Based on management’s intent to hold to maturity, this investment is carried at cost. Cost approximates fair value based on the rates currently offered for deposits of similar remaining maturities.

The Company’s investments in certificates of deposits and money market accounts do not qualify as securities as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investment – Debt and Equity Securities. Accordingly, the fair value disclosures required by FASB ASC 820, Fair Value Measurements and Disclosures are not provided. Where applicable, the Company assesses investments of an issuer currently carrying a net unrealized loss. If in management’s judgment, the decline in value is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in determining whether an impairment exists include financial condition, business prospects and creditworthiness of the issuer, the length of time and magnitude that the asset value has been less than cost, and the ability and intent to hold such investments until the fair value recovers.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income

FASB ASC 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities, with appropriate adjustments to other comprehensive income. There were no qualifying items reported in comprehensive income for the three and six months ended June 30, 2013 or 2012.

Recognition of Premium Revenues

Premiums are recognized as revenue on a daily pro rata basis over the policy term. The portion of premiums related to the unexpired term of policies in force as of the end of the measurement period and to be earned over the remaining term of those polices, is deferred and reported as unearned premiums.

Ceding Commission

Ceding commissions represent acquisition costs associated with insurance risk ceded to other reinsurance partners and is earned on a pro-rata basis over the life of the associated policy.

Policy Fees

Policy fee income includes application fees which are intended to reimburse the Company for a portion of the costs incurred in establishing the insurance. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written, while fees charged on policies where premiums are paid in installments, are recognized when collected.

Reinsurance Profit Sharing, Installments and Other Income

Reinsurance profit sharing income is recognized when earned. Installments and other fees associated with the collection of installment premium payments are recognized as income when collected. There is no amount over 5% of total revenue within this classification on the consolidated statement of operations for the three months and six months ended June 30, 2013 and June 30, 2012.

Property, Equipment and Software

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to five years. The cost and related accumulated depreciation of assets sold or disposed are removed from the accounts and the resulting gain or loss is included in the consolidated statement of operations. Maintenance and repairs are expensed as incurred.

Software installation and development is stated at cost, net of accumulated amortization. Amortization is calculated on a straight-line basis method over three years.

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset is in fact may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of June 30, 2013 and December 31, 2012, no impairment has been recorded.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred Policy and Acquisition Costs/Deferred Ceding Commissions

Deferred policy acquisitions costs (“DAC”) as of June 30, 2013 and December 31, 2012, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if estimates of future premium income from their related lines of insurance are revised.

Deferred ceding commission as of June 30, 2013 and December 31, 2012, consist of the expense allowance afforded by reinsurers on premium subject to quota share reinsurance treaties, which remain uncollected as of the balance sheet date. Due to a change in the terms of the Company’s property reinsurance treaty effective April 1, 2013, where ceded premium is remitted on a written basis rather than on a collected basis, the balance of uncollected ceding commission for property quota share reinsurance is zero at June 30, 2013.

Reserve for Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) are estimates of the amounts required to cover known incurred losses and LAE, developed through the review and assessment of loss reports, along with the development of known claims. In addition, loss and loss adjustment expense reserves include management’s estimate of an amount for losses incurred but not reported (“IBNR”), determined from reviewing overall loss reporting patterns as well as the loss development cycles of individual claim cases. Such liabilities are necessarily based on estimates and while management believes that the amount is adequate, the ultimate liability may be more or less than the amounts provided. The approach and methods for making such estimates and for establishing the resulting liability are continually reviewed and any adjustments are reflected in current earnings.

Due and Deferred Premiums

Due and deferred premiums consist of uncollateralized premiums and agents’ balances in the course of collection as well as premiums booked but not yet due.

Reinsurance

In the normal course of business, the Company seeks to reduce the overall exposure to losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses only quality, financially rated reinsurers and continually monitors the financial ratings of these companies through its brokers. The amount and type of reinsurance purchased each year is based on management’s estimate of its probable maximum loss and the conditions within the reinsurance market. The Company continually monitors its risk exposure through the use of the AIR modeling system and other modeling tools provided by its reinsurance brokers. Reinsurance premiums, expense reimbursements, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums paid for reinsurance are reported as reductions of earned premium income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss carryforwards, and liabilities are measured using enacted tax rates expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At June 30, 2013, the Company’s tax years from 2009 through 2012 remain subject to examination.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s primary areas of estimate are for liabilities for unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred tax and asset valuation, and reinsurance. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The carrying value for the Company’s cash and cash equivalents and short-term investments approximate fair values as of June 30, 2013 and December 31, 2012 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Convertible Notes Payable

The Company accounts for convertible notes payable under FASB ASC Topic 470-20 – Debt with Conversion and Other Options, which requires issuers to assess whether or not an embedded conversion feature is required to be separately accounted for as a derivative liability for liability and equity components and if the conversion feature is beneficial to the holder.

Stock Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of FASB ASC Topic 718 – “Compensation – Stock Compensation”, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with FASB ASC Topic 718, the Company recognizes stock-based compensation, if any, in the consolidated statements of operations on a straight-line basis over the vesting period of the stock award.

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income or loss, less cumulative Preferred Stock dividends for the period whether or not earned or paid, by the weighted-average number of common shares during the period.

For the three months ended June 30, 2013, the net income attributable to common stockholders was decreased for cumulative dividends on Preferred Stock of $361,468.

For the three months ended June 30, 2012, the net loss attributable to common stockholders was increased for cumulative dividends on Preferred Stock during the year of $321,305.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2013, net income attributable to common stockholders was decreased for cumulative dividends on Preferred Stock during the year of $718,964.

For the six months ended June 30, 2012, net loss attributable to common stockholders was increased for cumulative dividends on Preferred Stock during the year of $642,610.

Diluted earnings (loss) per share of common stock is computed by dividing income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible Preferred Stock and stock options.

For the three months and six months ended June 30, 2013 and 2012, all of the Company’s potentially dilutive securities were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive shares of common stock that were excluded totaled 14,945,306 and 11,194,127 at June 30, 2013 and June 30, 2012, respectively.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the six months ended June 30, 2013, as compared to those described in our registration filing S1 report for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

3.	RELATED PARTY TRANSACTIONS

MGA commenced operations September 1, 2010. As a captive insurance agency formed to service HAIC, MGA has the authority to receive and accept proposals for insurance, charge and collect premiums, maintain underwriting guidelines, prepare rate filings, appoint agents and create marketing materials and advertising. As compensation for these services, MGA retains the policy fees charged on each policy ranging from $50 to $75, as well as installment and delinquent collection fees. The policy fees and other miscellaneous charges were previously a component of HAIC operations.

In conjunction with the retention of certain policy fees at MGA, HAIC allocates a significant portion of its general expense base to MGA. HAIC’s general expenses and taxes, licenses and fees to MGA during the three months ended June 30, 2013 decreased $207,603 and increased $343,800 during the three months ended June 30, 2012. The expense allocation agreement has been approved by the Texas Department of Insurance. On a consolidated company basis these transactions are eliminated.

In conjunction with the retention of certain policy fees at MGA, HAIC allocates a significant portion of its general expense base to MGA. HAIC allocated $1,006,259 and $1,481,145 of general expenses and taxes, licenses and fees to MGA during the six months ended June 30, 2013 and 2012, respectively. The expense allocation agreement has been approved by the Texas Department of Insurance. On a consolidated company basis these transactions are eliminated.

During the three months ended June 30, 2013 and 2012, MGA collected policy fees in the amount of $1,233,119 and $1,185,291, respectively.

During the six months ended June 30, 2013 and 2012, MGA collected policy fees in the amount of $2,210,770 and $2,146,042, respectively.

In December 2012, HAHC entered into a Convertible Promissory Note with Inter-Atlantic and Phoenix Associates, Inc., (a company controlled by a shareholder and director). See Note 10 Convertible Notes Payable for additional disclosure.

4.	INVESTMENT

Gross investment income from investments totaled $11,030 and $4,945 for the three months ended June 30, 2013 and 2012, respectively.

Gross investment income from investments totaled $22,345 and $9,139 for the six months ended June 30, 2013 and 2012, respectively.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no realized or unrealized gains or losses recognized for the periods due to the short term nature of the investments held and the intent is to hold to maturity certificates of deposit carried at amortized cost.

The following table provides the Company’s investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments:

	June 30, 2013		December 31, 2012
	Book Value	Fair Value / Carrying Value	Book Value	Fair Value / Carrying Value
Financial Assets:
Restricted certificates of deposit	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Long-term investments	2,445,000	2,445,000	2,155,695	2,155,695
Short-term investments	8,563,817	8,563,817	3,853,353	3,853,353
	$12,008,817	$12,008,817	$7,009,048	$7,009,048

	June 30, 2013		December 31, 2012
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certifcate of deposit	Less than 1 year	0.20% - 0.25%	Less than 1 year	0.25% - 0.35%
Long-term investments	More than 1 year	0.30% - 0.70%	More than 1 year	0.35% - 1.24%
Short-term investments	Less than 1 year	0.20% - 1.24%	Less than 1 year	0.25% - 0.85%

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial assets carried at fair value have been classified, for disclosure purposes, based on hierarchy established within FASB ASC 820-10 – Fair Value Measurements and Disclosures. When market prices are not available, fair value is generally estimated utilizing valuation techniques that vary by asset class and incorporate available trade, bid and other market information, when available. The acceptable valuation techniques include (a) market approach, which uses prices or relevant information derived from market transactions for identical or comparable assets or liabilities, (b) the Income Approach, which converts future amounts such as cash flows or earnings to a single present value amount based on current market expectations about those future amounts, and (c) the Cost Approach, which is based on the amount that currently would be required to replace the service capacity of an asset. In certain circumstances, these valuation techniques may involve some level of management estimation and judgment which becomes significant with increasingly complex instruments or pricing models. Where appropriate, adjustments are included to reflect the risk premium inherent in a particular methodology, model or input used.

The fair value hierarchy is used to prioritize valuation inputs into three levels:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities. These inputs are considered to be the most reliable evidence of fair value.
•	Level 2 – quoted prices for similar assets in active markets, quoted process from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the investment. Such inputs include market interest rates and volatilities, spreads and yield curves.
•	Level 3 – termed unobservable inputs which are utilized in situations where there is little or no market activity for the asset or liability at the measurement date. The approach typically involves a significant subjective management judgment toward the pricing of the security.

The company’s short-term investments comprise money market accounts and certificates of deposit held at financial institutions which are not measured at fair value, on a recurring basis, as well as money market mutual funds which are measured at fair value on a recurring basis. The following tables provide information as June 30, 2013 and December 31, 2012, about the Company’s financial assets measured at fair value on a recurring basis:

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Money market mutual funds	$5,933,313	$-	$-	$5,933,313
Total	$5,933,313	$-	$-	$5,933,313

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Money market mutual funds	$60,855	$-	$-	$60,855
Total	$60,855	$-	$-	$60,855

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included as a Level 1 measurement in the table above.

6.	PROPERTY AND EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012	Useful Life
Computer equipment	$208,875	$200,786	3 years
Office equipment	13,999	13,999	5 years
Furniture and fixtures	96,270	95,022	5 years
Software installation and development	677,194	684,011	3 years
Total, at cost	996,338	993,818
Less accumulated depreciation and amortization	(800,466)	(759,662)
Property and equipment, net	$195,872	$234,156

Depreciation and amortization expense for property, equipment and software totaled $20,950 and $15,733 for the three months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense for property, equipment and software totaled $40,804 and $34,333 for the six months ended June 30, 2013 and 2012, respectively.

7.	DEFERRED POLICY ACQUISION COSTS AND CEDING COMMISSIONS

Total capitalized deferred policy acquisition costs as of June 30, 2013 and June 30, 2012, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $5,570,771 and $4,791,473 respectively.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in deferred policy acquisition costs for the three and six months ended June 30, 2013 and June 30, 2012, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Deferred policy acquisition charges, beginning of the period	$5,142,365	$4,375,810	$5,274,515	$4,429,744
Capitalized costs	2,866,343	2,555,743	5,099,110	4,592,204
Amortized costs	(2,437,937)	(2,140,080)	(4,802,854)	(4,230,475)
Deferred policy acquisition charges, end of the period	$5,570,771	$4,791,473	$5,570,771	$4,791,473

Deferred ceding commissions, which represent acquisition costs associated with insurance risk ceded to other reinsurance partners, as of June 30, 2013 and June 30, 2012 were $1,493 and $1,439,587, respectively.

Changes in deferred ceding commissions for the three and six months ended June 30, 2013 and June 30, 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Deferred ceding commission, beginning of the period	$683,914	$1,439,587	$683,914	$1,439,587
Capitalized costs	3,933,711	3,421,366	6,959,121	6,131,877
Amortized costs	(4,616,132)	(3,421,366)	(7,641,542)	(6,131,877)
Deferred ceding commission, end of the period	$1,493	$1,439,587	$1,493	$1,439,587

8.	TWIA ASSESSMENTS

On September 17, 2008, an assessment was levied against HAIC by the Texas Windstorm Insurance Association (“TWIA”) in the aftermath of Hurricane Ike. HAIC’s portion of the overall statutory assessment was $748,200. HAIC received an immediate premium tax credit of $400,200 for a portion of the assessment paid and established an asset for possible future recoverables under the terms of the reinsurance agreement. No further TWIA assessments have been levied against HAIC since 2008.

9.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses (LAE), less related reinsurance and deductibles, are charged to operations as incurred. Unpaid losses and LAE are based on claims adjusters’ estimates of the cost of settlement plus an estimate for losses IBNR based upon historical experience, industry loss experience, and management’s estimates. Loss reserves reflect Company management’s best estimate of the total cost of (i) claims that have been incurred but not yet paid, and (ii) claims that have been incurred, but not yet reported (IBNR). Loss reserves that are established by Company management are not an exact calculation of our liability, but rather loss reserves represent management’s best estimate for our Company’s liability based on the application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known as of the balance sheet date. The process of setting reserves is complex and necessarily imprecise. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. To arrive as its best estimate for losses the Company uses damage estimating software developed and owned by acknowledged industry leader, Insurance Service Office. Reserves factors for IBNR are reviewed quarterly by an independent actuarial consultant. In addition, our appointed independent actuary attests to the adequacy of our unpaid claim reserve, including IBNR at calendar year end.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the three and six months ended June 30, 2013 and for June 30, 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Reserve for losses and LAE, at start of the period	$13,092,304	$14,696,622	$11,641,296	$9,308,974
Reinsurance recoverables on losses and LAE	(12,095,774)	(13,432,726)	(10,618,032)	(8,469,000)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of period	996,530	1,263,896	1,023,264	839,974

Add provision for claims and LAE occurring in:
Current year	901,130	1,474,056	1,521,547	2,800,353
Prior years	(13,000)	(15,000)	(101,000)	(68,000)

Net incurred losses and LAE during the current period	888,130	1,459,056	1,420,547	2,732,353

Deduct payments for claims and LAE occuring in:
Current year	563,118	1,497,781	861,269	2,120,156
Prior years	245,000	66,000	506,000	293,000

Net claim and LAE payments during the current period	808,118	1,563,781	1,367,269	2,413,156

Reserve for losses and LAE, net of reinsurance recoverables, at end of period	1,076,542	1,159,171	1,076,542	1,159,171

Reinsurance recoverables on losses and LAE	13,943,102	13,936,533	13,943,102	13,936,533

Losses and LAE reserves at end of period	$15,019,644	$15,095,704	$15,019,644	$15,095,704

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in a decrease of $13,000 for the three months ended June 30, 2013 and a decrease of $15,000 for the three months ended June 30, 2012.

The changes in estimates of provisions of claims and claim adjustment expenses for the six months ended June 30, 2013 resulted in a decrease of $101,000 and a decrease of $68,000 for the six months ended June 30, 2012.

10.	CONVERTIBLE NOTES PAYABLE

On December 26, 2012 the Company entered into Convertible Promissory Note agreements with Inter-Atlantic Fund, L.P. and Phoenix Associates, Inc. (a company controlled by a shareholder and director) in the amounts of $950,000 and $50,000 with an interest rate equal to 10% per annum (accelerating to 12.5% per annum in the event of default) and are due and payable on December 26, 2013. At any date, the holders of the majority interest of these notes has the right to convert all or a portion of the notes, plus accrued interest into that number of shares of the Company’s Series A Convertible Preferred Stock, identical in all respects to existing Series A Preferred Stock issued in November 2005, equal to a ratio of 1 share per $1.10 of the note’s principal plus accrued interest plus, the amount of cumulative unpaid Series A Preferred Stock dividends the note holders would have received since 2005.

To the extent the existing Series A Convertible Preferred Stock is no longer outstanding at the time of conversion, the notes shall be convertible, using the above ratio, into stock or other consideration received for the existing Series A Convertible Preferred Stock.

During the three months ended June 30, 2013, interest expense on these notes totaled $26,575.

During the six months ended June 30, 2013, interest expense on these notes totaled $51,233.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The number of shares of Series A Preferred Stock that would be issued if the convertible notes had been converted as of June 30, 2013 and December 31, 2012 totaled 2,299,574 and 2,112,119, respectively. Based upon management’s assessment, no value was attributed to the conversion feature (see Note 18).

11.	STOCKHOLDERS’ EQUITY

Common Stock

There were no common stock warrants or options issued during the three and six months ended June 30, 2013 and June 30, 2012.

As of June 30, 2013 and December 31, 2012, the Company has 10,000,000 shares authorized and 900,000 shares issued and outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

Preferred Stock

The Company has authorized, issued and outstanding 4,500,000 shares of 12.5% cumulative convertible Series A Preferred Stock and 500,000 outstanding shares of 1,000,000 authorized and issued shares of 12.5% cumulative convertible Series B stock all with $0.0001 par value.

As of June 30, 2013 and 2012, the Preferred Stock holders have not elected to convert or redeem their Preferred Stock. As of June 30, 2013 and 2012, the cumulative Preferred Stock dividends in arrears totaled $7,324,762 and $5,929,493, respectively.

12.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 – “Compensation – Stock Compensation”.

Incentive Plans

The Company’s 2005 Management Incentive Plan (the “Plan”) provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the Plan, options may be granted to purchase a total not to exceed 315,790 shares in the aggregate, made up of original issue shares, treasury share or a combination of the two. At June 30, 2013 and June 30, 2012, options to purchase 313,500 shares have been granted under the plan. Options have a life of 10 years and vest at a rate of 25% per year, beginning 12 months from their date of issue.

A summary of the activity of the Company’s stock option plan for the three and six months ended June 30, 2013 and June 30, 2012 is as follows:

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Cont. Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	313,500	$1.97	6.08	$11
Outstanding at March 31, 2013	313,500	1.96	5.58	$11
Outstanding at June 30, 2013	313,500	1.96	5.33	$11
Exercisable at June 30, 2013	273,500	1.96	5.09	$-

Outstanding at January 1, 2012	313,500	$1.96	6.79	$11
Outstanding at March 31, 2012	313,500	1.96	5.83	$11
Outstanding at June 30, 2012	313,500	1.95	6.33	$11
Exercisable at June 30, 2012	239,750	1.96	6.33	$11

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of options granted is estimated using a market value approach and the Black-Scholes option pricing model using the following assumptions for the six months ended June 30, 2013 and June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Dividend Yield	0.00%	0.00%
Expected Volatility	30%	30%
Risk-free interest rate	0.25%	0.33%
Expected life (in years)	2	2
Weighted average fair value per options granted	$0.00	$0.00

No compensation expense was recognized for the six months ended June 30, 2013 and 2012 as the amounts were deemed not to be material.

13.	INCOME TAXES

During the three and six months ended June 30, 2013, the Company recorded $144,956 and $292,325 respectively, of income tax expense (benefit) which resulted in estimated annual effective tax rates of 36.0% and 35.8%.

During the three and six months ended June 30, 2012, the Company recorded $33,946 and $(23,422) respectively, of income tax expense (benefit) which resulted in estimated annual effective tax rates of (62.2%) and 10.27%. The effective tax rates were impacted primarily as a result of an increase in the deferred tax asset valuation allowance of approximately $51,000.

The Company’s federal income tax return is consolidated with HAIC and MGA. Allocation of tax expense or refunds among the consolidated group is based on separate return calculations.

14.	REINSURANCE

Certain premiums and benefits are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide HAIC with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. Ceded reinsurance contracts do not relieve HAIC from its obligations to policyholders. HAIC remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, HAIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.

For the 12 month period commencing April 1, 2013 and ending March 31, 2014, the Company reinsured with various third party reinsurers under residential quota share reinsurance treaties, 90% of its risk. The reinsurers’ liability under the quota share arrangement beginning in respect to any one loss occurrence shall not exceed $80,000,000. Property catastrophe treaties, which went into effect on the same day and have the same term as the quota share treaties, develop over four layers and cover a gross loss of $76,000,000 excess of $4,000,000 per occurrence. The Company’s net retention is $400,000 per occurrence.

From April 1, 2012 through March 31, 2013, the Company reinsured with various reinsurers under homeowners quota share reinsurance treaties ceding 90% of its risk to reinsurers. The reinsurers’ liability under the quota share arrangement beginning April 1, 2012, in respect to any one loss occurrence shall not exceed $60,000,000. Property catastrophe treaties in effect at the end of 2012 develop over four layers and cover a gross loss of $62,000,000 excess of $3,000,000 per occurrence. The Company’s net retention is $300,000 per occurrence.

The Company also purchases reinsurance covering non-weather losses (two occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage which was enforced during 2013 and 2012 has been obtained principally to protect the Company in the event of a large fire loss.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective June 1, 2011 through May 31, 2012, the Company’s private passenger auto reinsurance program reinsures 50% of physical damage and liability losses emanating from private passenger automobile policies written by the Company. This coverage was extended through July 31, 2012 in respect to policies written during the term of the contract. With effect from August 1, 2012, the Company stopped writing new policies. Per the terms of the reinsurance contract the reinsurance coverage remains in force on policies the Company is required to issue, renew or keep in force by any state regulator until the first time the Company can lawfully cancel or non-renew such policies. The maximum coverage period for subject policies is deemed to be 12 months, plus odd time, not to exceed 18 months. The company also purchases excess of loss insurance on its private passenger automobile program, covering 50% of losses from physical damage and liability claim in excess of $40,000. This coverage reinsurance program has the same run-off provisions.

From June 1, 2010 through May 31, 2011 the Company reinsured 90% of physical damage and liability losses emanating from private passenger automobile policies written during the term of the reinsurance contract and all required renewals of policies in effect at the time of its expiration.

The effects of reinsurance on premiums written and earned were as follows, for the three and six month periods ended June 30, 2013 and June 30, 2012:

	Three Months Ended		Three Months Ended
	June 30,2013	June 30,2013	June 30,2012	June 30,2012
	Written	Earned	Written	Earned

Direct premiums	$15,195,337	$12,883,648	$13,621,836	$11,474,078
Ceded premiums	(13,565,306)	(11,696,999)	(11,897,371)	(10,216,113)

Net Premiums	$1,630,031	$1,186,649	$1,724,465	$1,257,965

	Six Months Ended		Six Months Ended
	June 30,2013	June 30,2013	June 30,2012	June 30,2012
	Written	Earned	Written	Earned

Direct premiums	$26,972,262	$25,394,511	$24,437,678	$22,476,636
Ceded premiums	(24,018,012)	(23,103,964)	(21,350,194)	(20,179,691)

Net Premiums	$2,954,250	$2,290,547	$3,087,484	$2,296,945

Following is a summary of HAIC’s reinsurance balances under the above described reinsurance treaties as of and for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 30,2013	June 30,2012	June 30,2013	June 30,2012

Ceded premiums payable	$1,339,607	$1,413,603	$6,535,657	$6,020,448
Ceded loss adjustment expenses	2,959,310	1,418,883	5,669,331	2,343,121
Ceded loss and loss adjustment expense reserve	1,519,777	407,260	9,842,455	7,550,883
Ceded unearned premium reserve	2,109,128	1,741,753	25,103,190	21,524,716
Ceded earned premiums	11,696,999	10,216,113	23,103,964	20,179,691

15.	CONCENTRATION OF CREDIT RISK

The Company has exposure and remains liable in the event of an insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer base companies.

Financial instruments which potentially subject the Company to credit risk consist principally of cash and money market accounts on deposit with financial institutions, money market funds, certificates of deposit and premium balance in the course of collection. With respect to cash and money market accounts. Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act provides temporary (to December 31, 2012) Federal Deposit Insurance Corporation (“FDIC”) insurance coverage on all balances held in non-interest bearing accounts. Insurance coverage on interest bearing accounts continues at $250,000 per bank. At times, the Company’s bank deposits may exceed the FDIC limit.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Concentration of credit risk with respect to premium balances in the course of collection is limited, due to the large number of insureds comprising the Company’s customer base. However, substantially all of the Company’s revenues are derived from customers in Texas, which could be adversely affected by economic conditions, an increase in competition, or other environmental changes.

Concentration of credit risk with respect to premium balances in the course of collection is limited, due to the large number of insureds comprising the Company’s customer base. However revenues are derived from customers in Texas, which could be adversely affected by economic conditions, an increase in competition, or other environmental changes.

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2016. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2013	(6 Months)	$56,374
2014		111,234
2015		96,087
2016		39,582
		$303,277

Rent expense under such leases in the three months ended June 30, 2013 and June 30, 2012 was $21,703 and $29,756.

Rent expense under such leases in the six months ended June 30, 2013 and June 30, 2012 was $50,129 and $57,325.

Litigation

The Company is the defendant in routine litigation involving matters that are incidental to the claims aspect of the Company’s business for which estimated losses are included in unpaid loss and loss adjustment expense reserves in the Company’s consolidated financial statements. It is management’s opinion that these lawsuits are not material individually or in the aggregate to the Company’s financial position, results of operations, or cash flow.

17.	REGULATORY REQUIREMENTS AND RESTRICTIONS

HAIC is subject to the laws and regulations of the State of Texas and the regulations of any other states in which HAIC conducts business. State regulations cover all aspects of HAIC’s business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. The Texas Insurance Code requires all property and casualty insurers to have a minimum of $2.5 million in capital stock and $2.5 million in surplus. Companies already authorized to do business in Texas as of September 1, 2009, which includes HAIC, are able to increase their capital and surplus to these levels incrementally, with compliance with the new requirements by December 31, 2019.

As of December 31, 2012, HAIC’s total statutory surplus was $6,716,222 (capital stock of $1,500,000 and surplus of $5,216,222).

As of June 30, 2013, HAIC’s total statutory surplus was $7,254,623 (capital stock of $1,500,000 and surplus of $5,754,623).

States routinely require deposits of assets for the protection of policyholders.

As of June 30, 2013 and December 31, 2012, HAIC had certificates of deposits totaling of $1 million which had been pledged to the Texas Department of Insurance for the benefit of the State of Texas (see note 1).

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the company’s surplus account, or “earned surplus”.

The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HAIC in 2013 or 2012.

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of June 30, 2013 and December 31, 2012, there were no material permitted statutory accounting practice utilized by HAIC.

18.	SUBSEQUENT EVENTS

Increase in number of shares of Common and Preferred Stock

On July 24, 2013, the Delaware Secretary of State approved a change to the Amended and Restated Certificate of Incorporation of the Company changing the authorized Common Stock to 40,000,000 shares and authorized Preferred Stock to 20,500,000 shares.

Inter-Atlantic Management Agreement

On August 1, 2013, The Company entered into an advisory agreement with Inter-Atlantic Advisors III, LTD. Inter-Atlantic will provide general assistance and will serve as an advisor to the Company, including, but not limited to, reviewing its strategic and capital structure, assist in the preparation of the registration statement and the review of all applicable state and federal securities laws; assist in retaining investment banks in connection with potential capital raising or merger and acquisition strategy; assist in engaging such legal counsel and independent auditors, and upon Board authorization perform such additional services relating to the any foregoing. The annual fee commencing on August 1, 2013 payable to Inter-Atlantic is $300,000, payable quarterly in advance until the agreement is terminated. The Company shall reimburse Inter-Atlantic for all reasonable costs and expenses incurred.

Commencing on August 1, 2013, The Company shall grant annually to Inter-Atlantic shares of common stock with an aggregate fair market value of $150,000 at the time of the grant, until the agreement is terminated.

There is no Director compensation to Inter-Atlantic affiliates as long as this Agreement is in effect and the fees and expense reimbursements are paid. Directors to Homeowners Holding and Homeowners Insurance that are affiliated with Inter-Atlantic shall agree to waive any other compensation for their service as directors.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On August 31, 2013, the Board of Directors of the Company (the “Board”) unanimously approved and recommended for approval by the stockholders of the Company, and the holders of voting shares representing at least a majority of the voting rights of our common stock approved, an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Delaware Secretary of State and is effective. The Certificate of Amendment provides for a 2.5 for 1 forward stock split (the “Stock Split”) of the Company’s Common Stock. All holders of the Company’s Series A and Series B preferred shares converted their preferred shares to common stock prior to the effectiveness of the Stock Split.

The preceding is a summary of the Certificate of Amendment and is qualified in its entirety by reference to the Certificate of Amendment which is filed in an 8-K.

Buyback of Shares

On August 31, 2013, Homeowners of America Holding Company, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Mr. Spencer Tucker and Mr. Richard Backus pursuant to which the Company purchased 480,000 and 60,000 shares of the Company’s common stock from Mr. Tucker and Mr. Backus, respectively, for an aggregate consideration of $5,400. Mr. Tucker is the President and Chief Executive Officer of the Company.

The preceding is a summary of the Stock Purchase Agreement and is qualified in its entirety by reference to the Stock Purchase Agreement which is filed in an 8-K.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; and other risks and uncertainties detailed herein and from time to time in our publicly available filings with the Securities and Exchange Commission (the “ SEC”).

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form S-1 filed with the SEC on August 9, 2013. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HOAHC,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners of America Holding Corporation. and its subsidiaries.

OVERVIEW

General

HOAHC is a property and casualty insurance holding company incorporated in Delaware in 2005. In May 2006 we began selling property and casualty insurance products in Texas through our subsidiary, Homeowners of America Insurance Company. Through the use of highly automated underwriting tools, we currently offer homeowners, dwelling fire and extended coverage, tenant and condominium owners policies in Texas only, within market segments which have proven to have long term profitability. Using internet-enabled applications, our products are offered to the public through independent insurance agents.

We had, until recently, offered private passenger automobile policies to homeowners in Texas. The Texas private passenger automobile business is currently being non-renewed. Our last policy will expire in October, 2013. The Texas private passenger automobile program was terminated as we were unable to capture a sufficient portion of the market at pricing which we deemed adequate to cover our expenses and provide a margin for profits.

Our principal revenues are earned premiums (which are reported net of reinsurance costs), ceding commissions and policy fees. We cede a substantial portion of our earned premium to reinsurers under quota share program to mitigate high frequency risks as well as catastrophic events and under excess of loss contracts to mitigate losses from catastrophic events. Our principal expenses are claims from policyholders, policy acquisition expenses and underwriting expenses. Our net income for the three and six months ended June 30, 2013 was $257,476 and $523,172 respectively. Income (loss) available to common stockholders was $(103,992) and $(195,792) respectively, for the three and six months ended June 30, 2013. As of June 30, 2013 we had total assets of $69.2 million and stockholders equity of $5.8 million.

As of December 31, 2012 our market share of the approximately $6.4 billion Texas homeowners insurance market was estimated to be 0.65% by SNL Financial, making us the 19th largest Texas homeowners company in terms of Texas premium. Our current property insurance policy in force count of 57,960 represents annualized premiums of approximately $53.4 million.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2013	2012	2013	2012

Premiums earned	$12,883,648	$11,474,078	$25,394,511	$22,476,636
Ceded premims	(11,696,999)	(10,216,113)	(23,103,964)	(20,179,691)
Net premiums	1,186,649	1,257,965	2,290,547	2,296,945
Policy fees	1,233,119	1,185,291	2,210,770	2,146,042
Ceding commissions	2,499,298	2,261,436	5,043,792	4,623,115
Gross investment income	11,030	4,945	22,345	9,139
Reinsurance profit sharing, installment fees and other income	427,554	505,534	751,715	802,857

Total Revenue	5,357,650	5,215,171	10,319,169	9,878,098

Expenses:

Losses and loss adjustment expenses	888,130	1,459,056	1,420,547	2,732,353
Policy acquisition expenses	2,720,133	2,520,557	5,396,946	4,946,283
Underwriting expenses	1,346,955	1,290,142	2,686,179	2,427,487

Total Expenses	4,955,218	5,269,755	9,503,672	10,106,123

Income(loss) before income taxes	402,432	(54,584)	815,497	(228,025)

Provision for income taxes:
Current	216,876	33,946	350,892	(23,422)
Deferred	(71,920)	-	(58,567)	-
Total income taxes	144,956	33,946	292,325	(23,422)

Net income (loss)	$257,476	$(88,530)	$523,172	$(204,603)

Cumulative preferred stock dividends	(361,468)	(321,305)	(718,964)	(642,610)

Net loss available to common stockholders	$(103,992)	$(409,835)	$(195,792)	$(847,213)

Basic loss per common share	$(0.12)	$(0.46)	$(0.22)	$(0.94)
Weighted average number of common shares outstanding - basic	900,000	900,000	900,000	900,000
Diluted loss per common share	$(0.12)	$(0.46)	$(0.22)	$(0.94)
Weighted average number of common shares outstanding - diluted	900,000	900,000	900,000	900,000
Cash dividend declared per common share	$0	$0	$0	$0

Loss Ratio to Net Earned Premium	74.84%	115.99%	62.02%	118.96%
Expenses To Direct Earned Premium	31.57%	33.21%	31.83%	32.81%
Acquisition & Underwriting Expenses to Fee Income	97.77%	96.42%	100.96%	97.38%
Combined Loss & Expense to Total Earned Revenue	92.68%	101.14%	92.30%	102.40%

Net income for the three and six months ending June 30, 2013 was positively impacted by improved underwriting results. Net income was $257,476 and $523,172 for the three months and six months ended June 30, 2013 as compared to a net loss of $88,530 and $204,603 for the three and six months ended June 30, 2012. The primary factor in our improved results was the improvement in underwriting income, a direct result of reduced numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business. During the first half of 2013 the Company sustained gross losses (losses prior to reinsurance recoveries) totaling $3.9 million from six storms occurring in the calendar year. This compares to the same period in 2012, when the Company incurred gross losses (losses prior to reinsurance recoveries) of $19.5 million in losses on seven storms occurring in the calendar year. Net of reinsurance recoveries, the Company’s loss experience resulted in a positive income impact year over year of $570,926 and $1.3 million for the three and six months ending June 30, 2013.

Premium production for the three months and six months ending June 30, 2013 was $11,766,925 and $26,972,262 respectively, an increase of $951,083 (8.8%) and $2,534,584 (10.4%) over the same periods in 2012. The Company attributes this growth to the effects of increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

For the 12 month period commencing April 1, 2013 and ending March 31, 2014, the Company reinsured with various 3rd party reinsurers under residential quota share reinsurance treaties, 90% of its risk. The reinsurers’ liability under the quota share arrangement beginning in respect to any one loss occurrence shall not exceed $80,000,000. Property catastrophe treaties, which went into effect on the same day and have the same term as the quota share treaties, develop over four layers and cover a gross loss of $76,000,000 excess of $4,000,000 per occurrence. The Company’s net retention is $400,000 per occurrence.

Effective with the new treaty, the Company began ceding to reinsurers on a premium written basis, rather than on premium collected basis as it had in the past. The impact of the procedural change can be seen within the Company’s consolidated balance sheets, as ceded deferred premium which was $2.38 million as of December 31, 2012, was $0 at June 30, 2013. This change in the way premium is remitted to reinsurers has no impact on the way coverage is provided by the reinsurance program.

Three Months ended June 30, 2013 compared to the Three Months ended June 30,, 2012

Our results of operations for the three months ended June 30, 2013 reflect loss to common stockholders of $103,992, or $0.12 loss, per diluted common share, compared to loss to common stockholders of $409,835, or $0.46 earnings per diluted common share, for the three months ended June 30, 2012. Net income for the three months ending June 30, 2013 was positively impacted by improved underwriting results.

Net income was $257,476 for the three months ended June 30, 2013 as compared to a net loss of $88,530 for the three ended June 30, 2012. The primary factor in our improved results was the improvement in underwriting income, a direct result of reduced numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business.

Revenue

Premium production for the three months ended June 30, 2013 was $11,766,925, an increase of $951,083 (8.8%) over the same period in 2012. The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

Gross Premiums Earned for the three months ended June 30, 2013 and 2012 were $12.9 million and $11.5 million, respectively. The $1.4 million increase (12.3%) is primarily the result of increased property insurance premium, which increased $3.7 million (16.2%). This offsets a reduction of $1.2 million in private passenger auto insurance written premium year over year. The Company has made the strategic decision to exit the private passenger auto insurance business, with the last policy expiring in October 2013.

Premiums Ceded for the three months ended June 30, 2013 and 2012 were approximately $11.7 million and $10.2 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties. Premiums ceded were 90.8% and 89.0% of gross premiums earned during the three months ended June 30, 2013 and 2012, respectively, primarily the result of our 90% quota share reinsurance program. We expect our reinsurance premiums applicable to the current fiscal year as well as the reinsurance treaty year to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.

Net Premiums Earned for the three months ended June 30, 2013 and 2012 were $1.2 million and $1.3 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Ceding Commission, including Reinsurance Profit Sharing and other fee income for the three month ended June 30, 2013 was $4.2 million compared to $4.0 million for the three months June 30, 2012. The primary factors for this improvement include increased policy volume and improved underwriting results mentioned previously.

Net Premiums Written during the three months ended June 30, 2013 and 2012 totaled $1.6 million and $1.7 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2013 and 2012 (values in thousands):

	Three Months Ended
	June 30,
	2013	2012
Net Premiums Written	$1,630	$1,724
Change in Unearned Premium	(203)	(230)
Catastrophe & EXOL Premium	(240)	(236)
Net Premiums Earned	$1,187	$1,258

Gross Investment Income while still remaining a comparatively minor contributor to total revenue increased approximately 170% in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This is primarily the result of increased cash balances (higher premium production and lower claims) and a change to our investment strategy.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $888,130 and $1,459,056, respectively, during the three months ended June 30, 2013 and 2012. During the three months ended June 30, 2013, we experienced improved loss experience due to fewer convectional thunderstorm events in the geographical areas where our business is located, plus to lesser extent, favorable loss development with respect to our net unpaid losses and loss adjustment expenses established as of December 31, 2012. Together, these factors contributed to the overall favorable variance of approximately $571,000 with respect to the total losses and loss adjustment expenses incurred during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Our liability for losses and loss adjustment expense (“Reserves”), is more fully described below under “Critical Accounting Policies and Estimates”. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.

Policy Acquisition Expenses for the three months ended June 30, 2013 and 2012 of $2.7 million and $2.5 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2012 is primarily attributable to the increase in our overall production.

Underwriting Expenses for the three months ended June 30, 2013 and 2012 were $1.35 million and $1.29 million, respectively. The $57,000 increase is primarily attributable to increases in compensation and related other administrative costs, which include a variety of professional service fees, license fees, corporate insurance, lease expense, information system expense, and other general expenses. As of June 30, 2013, we had 35 employees compared to 32 employees as of June 30, 2012.

Income Taxes for the three months ended June 30, 2013 and 2012 were $144,956 and $33,946, respectively, for state and federal taxes resulting in a effective tax rate of 36.0% for 2013 and (62.2%) for 2012. The effective tax rate for the three months ended June 30, 2012 was impacted primarily as a result of an increase in the deferred tax asset valuation allowance of approximately $51,000.

Ratios:

The loss ratio applicable to the three months ended June 30, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 74.84% compared to 115.99% for the three months ended June 30, 2012. Our loss ratio was positively impacted by a significant decrease in incurred losses incurred as a result of spring storm events, as previously mentioned.

Our expenses (policy acquisition, other underwriting expenses and other administrative expenses), as a percentage of direct earned premium was 31.57% for the three months ended June 30, 2013, compared to 33.21% for the three months ended June 30, 2012. The decrease in our expense ratio is primarily attributable to higher direct earned premium, the result of the expansion of our business.

Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition & underwriting expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers, the company receives a ceding commission from reinsurers for the production of the business. This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and operation expenses it incurs in the production of premium.. For the three months ended June 30, 2013 our acquisition & underwriting expenses were 97.77%, of policy related fee income, as compared to 96.42% for the three months ending June 30, 2012.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the three months ended June 30, 2013 was 92.68% compared to 101.14% for the three months ended June 30, 2012.

Six Months ended June 30, 2013 compared to the Six Months ended June 30, 2013

Our results of operations for the six months ended June 30, 2013 reflect loss to common stockholders of $195,792, or $0.22 loss per diluted common share, compared to loss to common stockholders of $847,213, or $0.94 loss per diluted common share, for the six months ended June 30, 2012. Net income for the six months ending June 30, 2013 was positively impacted by improved underwriting results.

Net income was $523,172 for the six months ended June 30, 2013 as compared to a net loss of $204,603 for six months ended June 30, 2012. The primary factor in our improved results was the improvement in underwriting income, a direct result of reduced numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business

Revenue

Premium production for the six months ended June 30, 2013 was $26,972,262, an increase of $2,534,584 (10.4%) over the same period in 2012. The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

Gross Premiums Earned for the six months ended June 30, 2013 were $25.4 million, compared to gross premiums earned for the six months ended June 30, 2012 of $22.5 million. This represents an increase of approximately 13%, directly the result of our increased premium writings within our Texas property insurance book.

Premiums Ceded for the six months ended June 30, 2013 and 2012 were $23.1 million and $20.2 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties. Premiums ceded were 90.9% and 89.8% of gross premiums earned during the six months ended June 30, 2013 and 2012, respectively, primarily the result of our 90% quota share reinsurance program. We expect our reinsurance premiums applicable to the current fiscal year as well as the reinsurance treaty year to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.

Net Premiums Earned for the six months ended June 30, 2013 and 2012 were $2.3 million and reflect the gross premiums earned less reinsurance costs as described above. While net premiums earned remained virtually flat year over year, direct premium and ceded premium both increased by approximately $2.9 million. As previously mentioned, the increase in direct earned premium is a direct result of the growth in our Texas property insurance program, while the increase in ceded premium is primarily the result of our property insurance program (under a 90% quota share program) growing to 99.5% of our production, while in 2012 it was only 94.5% of total production. In 2012, our now terminated auto program accounting for nearly 5.5% of our premium production and was under a 50% quota share program. Catastrophe and excess of loss premium contributed to the increase in ceded premium year over year, as these costs increased by approximately $80,000.

Net Premiums Written during the six months ended June 30, 2013 and 2012 totaled $3.0 million. Net premiums written represent the premiums charged on policies issued during a fiscal period less quota share reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net Premiums Written	$2,954	$3,087
Change in Unearned Premium	(62)	(269)
Catastrophe & EXOL Premium	(602)	(521)
Net Premiums Earned	$2,290	$2,297

Gross Investment Income for the six months ended June 30, 2013 and 2012 was $22,345 and $9,139, respectively. While still representing a small portion of the Company’s total revenue, the 144% year over year increase in gross investment income is primarily the result of increased cash balances (higher premium production and lower claims) and a change to our investment strategy.

Ceding Commission, including Reinsurance Profit Sharing and other fee income for the six months ended June 30, 2013 was $8.0 million compared to $7.6 million for the six months June 30, 2012. The primary factors for this improvement include improved underwriting results and increased policy volume.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $1.4 million and $2.7 million, respectively, during the six months ended June 30, 2013 and 2012. Our losses for the six months ended June 30, 2012 include approximately $1.3 million in loss development related to wind and hail storms occurring during 2012 and 2011.

Reserves increased from $11.6 million at December 31, 2012 to $15.0 million at June 30, 2013. The $3.4 million increase in our reserves is comprised of $2.25 million in new reserves specific to claims occurring within the six months ended June 30, 2013, an increase of $1.25 million in IBNR reserves, offset by reductions of $130,000 in our Reserves for 2012 and prior loss years. The increase of $1.25 million in direct IBNR is primarily due to continued claim development specific to storm events occurring in the spring of 2012. Further loss development for these events are 100% covered by our reinsurance programs. The reduction in prior loss-year reserves is due to favorable development arising from lower than expected loss development during 2013 relative to expectations used to establish our Reserve estimates at the end of 2012. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves, a lower number of new claims reported than anticipated, and actual case development may be more favorable than originally anticipated.

Policy Acquisition Expenses for the six months ended June 30, 2013 and 2012 were $5.4 million and $4.9 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The $451,000 increase in 2013 is primarily attributable to an increase in our commissions and premium taxes for policy acquisition related to the expansion of our business.

Underwriting Expenses for the six months ended June 30, 2013 and 2012 were $2.7 million and $2.4 million respectively. The $259,000 increase is primarily attributable to compensation and related expense increases and increases in our administrative costs, which include a variety of professional service fees, license fees, corporate insurances, lease expense, information system expense, and other general expenses. As of June 30, 2013, we had 35 employees.

Income Taxes for the six months ended June 30, 2013 and 2012 were $292,325 and ($23,422), respectively, for state and federal income taxes resulting in an effective tax rate of 35.8% for 2013 and 10.3% for 2012. The effective tax rate for the six months ended June 30, 2012 was impacted primarily as a result of an increase in the deferred tax asset valuation allowance of approximately $51,000.

Ratios:

The loss ratio applicable to the six months ended June 30, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 62.02% compared to 118.96% for the six months ended June 30, 2012. Our loss ratio in 2013 was positively impacted by a significant decrease in incurred losses incurred as a result lower loss development from spring storm events, as previously mentioned.

Our expenses (policy acquisition, other underwriting expenses and other administrative expenses), as a percentage of direct earned premium was 31.83% for the six months ended June 30, 2013, compared to 32.81% for the six months ended June 30, 2012. The decrease in our expense ratio is primarily attributable to higher direct earned premium, the result of the expansion of our business.

Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition & underwriting expenses. Due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers, the company receives a ceding commission from reinsurers for the production of the business. This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and operation expenses it incurs in the production of premium. For the six months ended June 30, 2013 our acquisition & underwriting expenses were 100.96%, of policy related fee income, as compared to 97.38% for the six months ending June 30, 2012.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenue is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenues for the six months ended June 30, 2013 was 92.30% compared to 102.40% for the six months ended June 30, 2012.

Seasonality of Our Business

Our insurance business is seasonal as convectional thunderstorms producing tornadoes and hail typically occur during the period from March 1 through June 30 each year. With our reinsurance treaty year effective April 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning April 1 each year.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our cash flow requirements through net premiums received and investment income. We believe our cash flow from net premiums and investment income will be sufficient to cover our cash outflows for at least the next 12 months. Beyond the next 12 months, our primary cash flow sources will continue to be from premiums and investment income.

In the insurance industry, cash collected for premium from policies written is invested, and interest and dividends are earned thereon. Our primary cash outflows are claim payments and operating expense. In regard to claim payments, while the substantial portion of our claims are paid out within 90 – 180 days, the period of time payments are made varies by the circumstances of the claim, and loss settlement expenses can be paid over periods of more than one year. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll and overhead expenses.

We believe that we maintain sufficient liquidity to pay claims and expense obligations of HAIC as well as to satisfy any unforeseen events including inadequate premium rates and reserve deficiencies. The Company maintains substantial reinsurance through reinsurers with superior financial ratings to provide sufficient liquidity in the case disasters impact the business we underwrite.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these consolidated statements, Company management has made estimates and judgments to develop amounts reported as part of our results. Material estimates that are particularly susceptible to changes over time are primarily related to our claim reserves. These include estimates for known claims, claims incurred but not yet reported and income taxes.

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid cost of losses including loss adjustment expenses, or LAE. Loss reserves reflect Company management’s best estimate of the total cost of (i) claims that have been incurred but not yet paid, and (ii) claims that have been incurred, but not yet reported (IBNR). Loss reserves that are established by Company management are not an exact calculation of our liability, but rather loss reserves represent management’s best estimate for our company’s liability based on the application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known as of the balance sheet date. The process of setting reserves is complex and necessarily imprecise. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. To arrive at its best estimate for reserves for losses and loss adjustment expenses, the Company uses damage estimating software developed and owned by acknowledged industry leader, Insurance Service Office.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President (our principle executive officer) and Chief Financial Officer (our principal financial officer) the Company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the quarter ended June 30, 2013 which have materially affected or would likely materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosures and procedures, we recognize that any controls and procedures no matter how well designed and operated can produce only reasonable assurance of achieving the desired control objectives. In addition, implementation of possible controls and procedures depends on management’s judgment in evaluation their benefits relative to cost.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is party to a number of legal actions as a result of claims filed by policyholders. These legal actions routinely arise in the ordinary course of our insurance business. Although we cannot predict with certainty the ultimate resolution of the lawsuits asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1a – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the section entitled, “Risk Factors”, in our Form S-1 which was filed with the SEC on August 9, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Repurchase of Securities

None.

ITEM 6 – EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

** Furnished herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEOWNERS OF AMERICA HOLDING CORPORATION

September 23, 2013	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

September 23, 2013	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer

