Form 10-Q
period 2013-09-30
Homeowners of America Holding Corp
filed 2013-11-14
CIK 1346922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

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

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of November 13, 2013 was 15,706,152.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

i

Homeowners of America Holding Corporation
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$2,002,812	$10,194,375
Short-term investments	7,923,223	3,853,353
Restricted certificates of deposit	1,000,000	1,000,000
Long-term investments	3,407,000	2,155,695
Accrued investment income	14,857	8,435
Due and deferred premiums	3,845,922	3,643,136
Amounts recoverable from reinsurance companies	46,590,246	36,080,628
Property, equipment and software, net	221,763	234,156
Deferred policy acquision costs	6,149,835	5,274,515
Deferred ceding comissions	1,493	683,914
TWIA assessments, net of ceded amounts	-	80,040
Prepaid expenses and other	211,844	130,296
Deferred tax assets, net	934,088	816,811

Total assets	$72,303,083	$64,155,354

Liabilities

Loss and loss adjustment expenses	$15,600,076	$11,641,296
Advance premiums	102,987	36,499
Ceded reinsurance premiums payable	7,011,948	2,782,190
Unearned premiums	30,911,360	26,578,928
Ceded deferred premiums	-	2,381,906
Unearned ceding commissions	7,969,196	6,826,778
Commissions payable, reinsurers and agents	2,004,966	6,117,170
General and other accrued expenses payable	785,380	729,441
Income tax payable	240,095	349,785
Taxes, licenses and other fees payable	153,597	431,382
Funds held under reinsurance treaty	36,573	36,573
Convertible promissory note	50,000	1,000,000

Total liabilities	64,866,178	58,911,948

Stockholders’ equity:

Preferred stock, convertible; 12.5% cumulative; $0.0001 par value per share;
Series A 4,500,000 shares authorized; 4,500,000 shares issued and outstanding as of December 31, 2012	-	450
Series B 1,000,000 shares authorized; 500,000 shares issued and outstanding as of December 31, 2012	-	50

Preferred stock, convertible; 12.5% cumulative; $0.0001 par value per share;
20,500,000 shares authorized; no shares issued and outstanding as of September 30, 2013	-	-

Common stock, $0.0001 par value per share; 10,000,000 shares authorized;
900,000 shares issued and outstanding as of December 31, 2012	-	90

Common stock, $0.0001 par value per share; 40,000,000 shares authorized;
17,056,152 shares issued and 15,706,152 shares outstanding as of September 30, 2013	1,571	-
Treasury stock, $0.0001 par value per share; 1,350,000 common shares as of September 30, 2013	(135)	-
Additional paid-in-capital	5,914,562	4,906,000
Retained earnings	1,520,907	336,816

Total stockholders’ equity	7,436,905	5,243,406

Total liabilities and stockholders’ equity	$72,303,083	$64,155,354

See accompanying notes to the consolidated financial statements

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:

Premiums earned	$13,643,436	$12,167,675	39,037,947	$34,644,311
Ceded premims	(12,390,289)	(10,738,665)	(35,494,253)	(30,918,356)
Net premiums	1,253,147	1,429,010	3,543,694	3,725,955
Policy fees	1,286,995	1,229,532	3,497,765	3,375,574
Ceding commissions	2,683,744	2,453,439	7,727,536	7,076,554
Gross investment income	9,339	4,352	31,684	13,491
Reinsurance profit sharing, installment fees and other income	649,033	328,399	1,400,748	1,131,256

Total Revenue	5,882,258	5,444,732	16,201,427	15,322,830

Expenses:

Losses and loss adjustment expenses	547,080	786,510	1,967,627	3,518,863
Policy acquisition expenses	2,934,105	2,641,824	8,331,051	7,588,107
Underwriting expenses	1,424,225	1,571,149	4,110,404	3,998,636

Total Expenses	4,905,410	4,999,483	14,409,082	15,105,606

Income before income taxes	976,848	445,249	1,792,345	217,224

Provision (benefit) for income taxes:
Current	374,639	251,268	725,531	227,846
Deferred	(58,710)	-	(117,277)	-
Total income taxes	315,929	251,268	608,254	227,846

Net income (loss)	$660,919	$193,981	$1,184,091	$(10,622)

Cumulative preferred stock dividends	(255,215)	(327,478)	(974,179)	(970,088)

Net income (loss) available to common stockholders	$405,704	$(133,497)	$209,912	$(980,710)

Basic income (loss) per common share	$0.06	$(0.06)	$0.06	$(0.44)
Weighted average number of common shares outstanding - basic	6,735,384	2,250,000	3,745,128	2,250,000
Diluted income (loss) per common share	$0.04	$(0.06)	$0.06	$(0.44)
Weighted average number of common shares outstanding - diluted	17,430,962	2,250,000	3,745,128	2,250,000
Cash dividend declared per common share	$0	$0	$0	$0

See accompanying notes to the consolidated financial statements

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2013

									Additional		Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance December 31, 2012	4,500,000	$450	500,000	$50	900,000	$90			$4,906,000	$336,816	$5,243,406
Net Income										1,184,091	1,184,091
Conversion of Series A Preferred Stock	(4,500,000)	(450)			11,250,000	1,125					675
Conversion of Series B Preferred Stock			(500,000)	(50)	1,250,000	125					75
Conversion of Convertible Note Payable					2,158,875	216			950,000		950,216
Conversion of Interest on Convertible Note Payable					147,277	15			64,716		64,731
Repurchase of Common Stock							1,350,000	(135)	(5,265)		(5,400)
Adjustment of Par Value to reflect Forward Stock Split									(889)		(889)

Balance September 30, 2013	-	$-	-	$-	15,706,152	$1,571	1,350,000	$(135)	$5,914,562	$1,520,907	$7,436,905

See accompanying notes to the consolidated financial statements

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2012

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2011	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$(766,181)	$4,140,409

Net Loss	-	-	-	-	-	-	-	(10,622)	(10,622)

Balance September 30, 2012	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$(776,803)	$4,129,787

See accompanying notes to the consolidated financial statements

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2013 and 2012

	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,184,091	$(10,622)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation & amortization	63,573	51,773
(Increase) decrease in:
Accrued investment income	(6,422)	1,714
Due and deferred premiums	(202,786)	(524,892)
Amounts recoverable from reinsurance companies	(10,509,618)	(11,929,404)
Deferred policy acquisition costs	(875,320)	(813,526)
Deferred ceding commissions	682,421	-
TWIA assessments, net	80,040	80,040
Federal income tax recoverable	-	-
Prepaid and other	(81,548)	(58,424)
Deferred tax assets	(117,277)	-
Increase (decrease) in:
Losses and loss adjustment expenses	3,958,780	3,503,199
Advance premiums	66,488	(3,430)
Ceded reinsurance premiums payable	4,229,758	5,959,056
Unearned premiums	4,332,432	4,307,919
Ceded deferred premiums	(2,381,906)	73,947
Unearned ceding commissions	1,142,418	1,063,855
Commissions payable, reinsurance & agents	(4,112,204)	1,439,165
General and other accrued expenses	52,117	386,289
Income tax payable	(109,690)	157,846
Taxes, licenses and other fees payable	(277,785)	20,398
Interest on notes convertible	68,630	-
Net cash provided by (used in) operating activities	(2,813,808)	3,704,903

Cash flows from investing activities:
Purchases of long-term certificate of deposit	(2,703,305)	(123,695)
Maturites of long-term certificate of deposit	1,452,000	-
Maturities of short-term investments	1,862,181	116,643
Purchases of short-term investments	(5,932,051)	(4,276)
Additions to furniture, equipment and software	(51,180)	(162,135)
Net cash used in investing activities	(5,372,355)	(173,463)

Cash flows from financing activities:
Repurchase of common stock	(5,400)	-
Net cash used in financing activities	(5,400)	-

Net increase (decrease) in cash and cash equivalents	(8,191,563)	3,531,440

Cash and cash equivalents, beginning of period	10,194,375	7,193,402

Cash and cash equivalents, end of the period	$2,002,812	$10,724,842

Supplemental disclosure of cash flow information:

Cash paid during the year for income tax	$801,274	$70,000

Cash paid during the year for interest expense	$-	$-

Non cash investing from financing activities
Repayment of debt on convertible note and conversion to common stock	$950,000	$-
Conversion of interest on convertible note	$64,808	$

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

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At September 30, 2013 and December 31, 2012, cash and cash equivalents consist of cash on deposit with financial institutions.

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

The Company’s investments in certificates of deposits and money market accounts do not qualify as securities as defined in FASB ASC 320, Investment – Debt and Equity Securities. Accordingly, the fair value disclosures required by FASB ASC 820, Fair Value Measurements and Disclosures are not provided. Where applicable, the Company assesses investments of an issuer currently carrying a net unrealized loss. If in management’s judgment, the decline in value is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in determining whether an impairment exists include financial condition, business prospects and creditworthiness of the issuer, the length of time and magnitude that the asset value has been less than cost, and the ability and intent to hold such investments until the fair value recovers.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities, with appropriate adjustments to other comprehensive income. There were no qualifying items reported in comprehensive income for the three and nine months ended September 30, 2013 or 2012.

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

Reinsurance Profit Sharing, Installments and Other Income

Reinsurance profit share income is recognized when earned. Installments and other fees associated with the collection of installment premium payments are recognized as income when collected. There is no amount over 5% of total revenue within this classification on the consolidated statement of operations for the three months and nine months ended September 30, 2013 and September 30, 2012.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset is in fact may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of September 30, 2013 and December 31, 2012, no impairment has been recorded.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred Policy and Acquisition Costs/Deferred Ceding Commissions

Deferred policy acquisitions costs (“DAC”) as of September 30, 2013 and December 31, 2012, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if estimates of future premium income from their related lines of insurance are revised.

Deferred ceding commission as of September 30, 2013 and December 31, 2012 consist of the expense allowance afforded by reinsurers on premium subject to quota share reinsurance treaties, which remain uncollected as of the balance sheet date.  Due to a change in the terms of the Company’s property reinsurance treaty effective April 1, 2013, where ceded premium is remitted on a written basis rather than on a collected basis, the balance of uncollected ceding commission for property quota share reinsurance is zero at September 30, 2013.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At September 30, 2013, the Company’s tax years from 2009 through 2012 remain subject to examination.

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

Fair Value of Financial Instruments

The carrying value for the Company’s cash and cash equivalents and short-term investments approximate fair values as of September 30, 2013 and December 31, 2012 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Convertible Notes Payable

The Company accounts for convertible notes payable under FASB ASC Topic 470-20 – Debt with Conversion and Other Options, which requires issuers to assess whether or not an embedded conversion feature is required to be separately accounted for as a derivative liability for liability and equity components and if the conversion feature is beneficial to the holder. See Note 10 on Convertible Notes Payable for additional disclosure.

Stock Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of FASB ASC Topic 718 – “Compensation – Stock Compensation”, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with FASB ASC Topic 718, the Company recognizes stock-based compensation, if any, in the consolidated statements of operations on a straight line basis over the vesting period of the stock award.  See Note 18 on Subsequent Events for additional disclosure.

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income or loss, less cumulative preferred stock dividends for the period whether or not earned or paid, by the weighted-average number of common shares during the period.

For the three months ended September 30, 2013, the net income attributable to common stockholders was decreased for cumulative dividends on preferred stock during the period of $255,215.

For the three months ended September 30, 2012, the net income attributable to common stockholders was decreased for cumulative dividends on preferred stock during the period of $327,478.

For the nine months ended September 30, 2013, the net income attributable to common stockholders was decreased for cumulative dividends on preferred stock during the period of $974,179.

For the nine months ended September 30, 2012, net loss attributable to common stockholders was increased for cumulative dividends on preferred stock during the period of $970,088.

Diluted earnings (loss) per share of common stock is computed by dividing income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include convertible notes payable, outstanding convertible preferred stock and stock options.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended September 30, 2013, all of the Company’s dilutive securities were included in the computation of diluted earnings per share as dilutive. The total number of dilutive shares of common stock that were included totaled 10,695,578.

For the nine months ended September 30, 2013, all of the Company’s potentially dilutive securities were excluded from the computation of dilutive earnings per share as they were anti-dilutive.  The total number of potentially dilutive shares of common stock that were excluded totaled 13,985,834.

For the three months and nine months ended September 30, 2012, all of the Company’s potentially dilutive securities were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive shares of common stock that were excluded totaled 13,112,816.

2    RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the nine months ended September 30, 2013, as compared to those described in our  registration filing for the year ended December 31, 2012, that are of significance, or potential significance, to the Company.

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

In conjunction with the retention of certain policy fees at MGA, HAIC allocates a significant portion of its general expense base to MGA. HAIC’s general expenses and taxes, licenses and fees to MGA during the three months ended September 30, 2013 increased $481,043 and decreased $145,912 during the three months ended September 30, 2012. The expense allocation agreement has been approved by the Texas Department of Insurance. On a consolidated company basis these transactions are eliminated.

In conjunction with the retention of certain policy fees at MGA, HAIC allocates a significant portion of its general expense base to MGA. HAIC allocated $1,487,302 and $1,335,233 of general expenses and taxes, licenses and fees to MGA during the nine months ended September 30, 2013 and 2012, respectively. The expense allocation agreement has been approved by the Texas Department of Insurance. On a consolidated company basis these transactions are eliminated.

During the three months ended September 30, 2013 and 2012, MGA collected policy fees in the amount of $1,286,995 and $1,229,532, respectively.

During the nine months ended September 30, 2013 and 2012, MGA collected policy fees in the amount of $3,497,765 and $3,375,574, respectively.

In December 2012, HAHC entered into a Convertible Promissory Note with Inter-Atlantic and Phoenix Associates, Inc., (a company controlled by a shareholder and director). See Note 10 Convertible Notes Payable for additional disclosure.

4.    INVESTMENT

Gross investment income from investments totaled $9,339 and $4,352 for the three months ended September 30, 2013 and 2012, respectively.

Gross investment income from investments totaled $31,684 and $13,491 for the nine months ended September 30, 2013 and 2012, respectively.

There were no realized or unrealized gains or losses recognized for the periods due to the short term nature of the investments held and the intent is to hold to maturity certificates of deposit carried at amortized cost.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the Company’s investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments:

	September 30, 2013		December 31, 2012
	Book Value	Fair Value / Carrying Value	Book Value	Fair Value / Carrying Value
Financial Assets:
Restricted certificates of deposit	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Long term investments	3,407,000	3,407,000	2,155,695	2,155,695
Short-term investments	7,923,223	7,923,223	3,853,353	3,853,353
	$12,330,223	$12,330,223	$7,009,048	$7,009,048

	September 30, 2013		December 31, 2012
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certifcate of deposit	Less than 1 year	0.20% - 0.25%	Less than 1 year	0.25% - 0.35%
Long-term investments	More than 1 year	0.30% - 0.80%	More than 1 year	0.35% - 1.24%
Short-term investments	Less than 1 year	0.20% - 1.24%	Less than 1 year	0.25% - 0.85%

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

The fair value hierarchy is used to prioritize valuation inputs into three levels:

⋅	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities. These inputs are considered to be the most reliable evidence of fair value.
⋅
Level 2 – quoted prices for similar assets in active markets, quoted process from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the investment. Such inputs include market interest rates and volatilities, spreads and yield curves.

⋅
Level 3 – termed unobservable inputs which are utilized in situations where there is little or no market activity for the asset or liability at the measurement date. The approach typically involves a significant subjective management judgment toward the pricing of the security.

The Company’s short-term investments comprise money market accounts and certificates of deposit held at financial institutions which are not measured at fair value, on a recurring basis, as well as money market mutual funds which are measured at fair value on a recurring basis. The following tables provide information as of September 30, 2013 and December 31, 2012, about the Company’s financial assets measured at fair value on a recurring basis:

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of September 30, 2013
Money market mutual funds	$5,526,584	$-	$-	$5,526,584
Total	$5,526,584	$-	$-	$5,526,584

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Money market mutual funds	$60,855	$-	$-	$60,855
Total	$60,855	$-	$-	$60,855

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

6.    PROPERTY AND EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012	Useful Life
Computer equipment	$212,004	$200,786	3 years
Office equipment	13,999	13,999	5 years
Furniture and fixtures	99,852	95,022	5 years
Software installation and development	719,143	684,011	3 years
Total, at cost	1,044,998	993,818
Less accumulated depreciation and amortization	(823,235)	(759,662)
Property and equipment, net	$221,763	$234,156

Depreciation and amortization expense for property, equipment and software totaled $22,769 and $17,440 for the three months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expense for property, equipment and software totaled $63,573 and $51,773 for the nine months ended September 30, 2013 and 2012, respectively.

7.    DEFERRED POLICY ACQUISION COSTS AND CEDING COMMISSIONS

Total capitalized deferred policy acquisition costs as of September 30, 2013 and September 30, 2012, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $6,149,835 and $5,243,270, respectively.

Changes in deferred policy acquisition costs for the three and nine months ended September 30, 2013 and September 30, 2012, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Deferred policy acquisition charges, beginning of the period	$5,570,771	$4,791,473	$5,274,515	$4,429,744
Capitalized costs	3,112,886	2,754,727	8,211,996	7,346,931
Amortized costs	(2,533,822)	(2,302,930)	(7,336,676)	(6,533,405)
Deferred policy acquisition charges, end of the period	$6,149,835	$5,243,270	$6,149,835	$5,243,270

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred ceding commissions, which represent acquisition costs associated with insurance risk ceded to other reinsurance partners, as of September 30, 2013 and September 30, 2012 were $1,493 and $1,439,587, respectively.  The decrease of $1,438,094 is due to a change in settlement procedures affecting the property quota share reinsurance program.

Changes in deferred ceding commissions for the three and nine months ended September 30, 2013 and September 30, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Deferred ceding commission, beginning of the period	$1,493	$1,439,587	$683,914	$1,439,587
Capitalized commissions	4,246,185	3,684,115	11,205,306	9,815,992
Amortized commissions	(4,246,185)	(3,684,115)	(11,887,727)	(9,815,992)
Deferred ceding commission, end of the period	$1,493	$1,439,587	$1,493	$1,439,587

8.    TWIA ASSESSMENTS

On September 17, 2008, an assessment was levied against HAIC by the Texas Windstorm Insurance Association (“TWIA”) in the aftermath of Hurricane Ike. HAIC’s portion of the overall statutory assessment was $748,200. HAIC received an immediate premium tax credit of $400,200 for a portion of the assessment paid and established an asset for possible future recoverables under the terms of the reinsurance agreement.  This asset was fully recovered during the period ending September 30, 2013. No further TWIA assessments have been levied against HAIC since 2008.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Losses and Loss Adjustment Expenses

The following table provides the reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the three and nine months ended September 30, 2013 and for September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reserve for losses and LAE, at start of the period	$15,019,644	$15,095,704	$11,641,296	$9,308,974
Reinsurance recoverables on losses and LAE	(13,943,102)	(13,936,533)	(10,618,032)	(8,469,000)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	1,076,542	1,159,171	1,023,264	839,974

Add provision for claims and LAE occurring in:
Current year	437,080	793,510	1,958,627	3,593,863
Prior years	110,000	(7,000)	9,000	(75,000)

Net Incurred losses and LAE during the current period	547,080	786,510	1,967,627	3,518,863

Deduct payments for claims and LAE occuring in:
Current year	569,658	616,584	1,430,927	2,736,740
Prior years	13,000	82,184	519,000	375,184

Net claim and LAE payments during the current year	582,658	698,768	1,949,927	3,111,924

Reserve for losses and LAE, net of reinsurance recoverables, at end of period	1,040,964	1,246,913	1,040,964	1,246,913

Reinsurance recoverables on losses and LAE	14,559,112	11,565,261	14,559,112	11,565,261

Losses and LAE reserves at end of period	$15,600,076	$12,812,174	$15,600,076	$12,812,174

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in an increase of $110,000 for the three months ended September 30, 2013 and a decrease of $7,000 for the three months ended September 30, 2012.

The changes in estimates of provisions of claims and claim adjustment expenses for the nine months ended September 30, 2013 resulted in an increase of $9,000 and a decrease of $75,000 for the nine months ended September 30, 2012.

10.    CONVERTIBLE NOTES PAYABLE

On December 26, 2012 the Company entered into Convertible Promissory Note agreements with Inter-Atlantic Fund, L.P. and Phoenix Associates, Inc. (a company controlled by a shareholder and director) in the amounts of $950,000 and $50,000, respectively, with an interest rate equal to 10% per annum (accelerating to 12.5% per annum in the event of default) which are due and payable on December 26, 2013. At any date, the holders of the majority interest of these notes has the right to convert all or a portion of the notes, plus accrued interest, into that number of shares of the Company’s Series A convertible preferred stock, identical in all respects to the existing Series A preferred stock issued in November 2005, equal to a ratio of 1 share per 1.10 of the note’s principal plus accrued interest plus, the amount of cumulative unpaid Series A preferred stock dividends the note holders would have received had the notes been outstanding since 2005.

To the extent the existing Series A convertible preferred stock is no longer outstanding at the time of conversion, the notes shall be convertible, using the above ratio, into stock or other consideration received for the existing Series A convertible preferred stock.

During the three months ended September 30, 2013, interest expense on these notes totaled $17,397.

During the nine months ended September 30, 2013, interest expense on these notes totaled $68,630.

On August 31, 2013, Inter-Atlantic Fund, L.P. elected to convert all of its $950,000 Convertible Promissory Note and accrued interest in accordance with the terms of the Convertible Promissory Note into 922,461 shares of Series A preferred stock.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amount	Conversion ratio to Series A Preferred Stock 0.9090
Convertible Promissory Note on 12/26/12	$950,000	863,550
Interest on Convertible Promissory Note at 8/31/2013	64,808	58,911
Total ended September 30, 2013	$1,014,808	922,461

As more fully described below, these common shares were part of the 2.5:1 forward stock split which took place on August 31, 2013. As a result of the forward stock split, the 922,461 shares of Series A preferred stock noted above were converted into 2,306,152 common shares.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

On July 24, 2013, the Delaware Secretary of State approved an amendment to the Amended and Restated Certificate of Incorporation increasing the authorized preferred stock to 20,500,000 shares.

On August 31, 2013, in accordance with Article Fourth, Section C, Subsection 4 of the Company’s Amended and Restated Certificate of Incorporation, the Series A and Series B preferred stockholders elected to convert 100% of their shares into common stock on a 1:1 basis; therefore as of September 30, 2013 there were no shares of Series A or Series B preferred stock outstanding.

	Preferred Shares	Conversion Ratio	Common Stock
Series A Preferred Stock	4,500,000	1:1	4,500,000
Series B Preferred Stock	500,000	1:1	500,000
Convertible Promissory Note	922,461	1:1	922,461
Common Stock	900,000	n/a	900,000
Total Converted Preferred Shares	6,822,461		6,822,461

As of September 30, 2012, the Series A and Series B preferred stockholders had not elected to convert or redeem their preferred stock.

Common Stock

There were no common stock warrants or options issued during the three and nine months ended September 30, 2013 and September 30, 2012.

As of December 31, 2012, the Company had 10,000,000 shares authorized and 900,000 shares issued and outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

On July 24, 2013 the Delaware Secretary of State approved an amendment to the Amended and Restated Certificate of Incorporation increasing the authorized common stock to 40,000,000 shares.

Buyback of Shares

On August 31, 2013, the Company entered into a Stock Purchase Agreement with Mr. Spencer Tucker (director of the Company and president and chief operating officer of HAIC) and Mr. Richard Backus (secretary of HAIC) pursuant to which the Company purchased 480,000 and 60,000 shares of the Company’s common stock from Mr. Tucker and Mr. Backus respectively, for an aggregate consideration of $5,400.

As discussed in the Preferred Stock section of this footnote above, on August 31, 2013, in accordance with Article Fourth, Section C, Subsection 4 of the Company’s Amended and Restated Certificate of Incorporation the Series A and Series B preferred stockholders elected to convert 100% of their shares into common stock on a 1:1 basis; therefore as of September 30, 2013 there were no shares of Series A or Series B preferred stock outstanding. Further, in accordance with the Company’s Amended and Restated Certificate of Incorporation Article Fourth, Section C, Subsection 4(c) (iii) & (iv), all shares which shall have been surrendered for conversion shall no longer be deemed to be outstanding and all rights with respect to such shares, including the rights, if any, to receive notices and to vote, and to receive payment of any dividends occurred or declared but unpaid cease and terminate at the time of conversion, except only the right of the holders thereof to receive common stock in exchange therefor. Upon such conversion, no adjustment to the applicable conversion price shall be made for any accrued or declared but unpaid dividends on the series of preferred stock surrendered for conversion or the common stock delivered upon conversion.

As of September 30, 2013, the Company has 40,000,000 shares authorized and 17,056,152 shares issued and 15,706,152 shares outstanding of $0.0001 par value common stock (giving effect to the forward stock split discussed below). Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

Forward Stock Split

On August 31, 2013, the Board of Directors of the Company unanimously approved and recommended for approval by the stockholders of the Company, and the holders of voting shares representing 99.15% of the voting rights of our common stock approved, an amendment to the Company’s Amended and Restated Certificate of Incorporation. The Certificate of Amendment was filed with the Delaware Secretary of State and is effective. The Certificate of Amendment provides for a 2.5 for 1 forward stock split of the Company’s common stock. All holders of the Company’s Series A and Series B preferred shares converted their preferred shares to common stock prior to the effectiveness of the stock split.

	Common Stock	Forward Stock Split on 8/31/2013	Common Stock	Par Value at $.0001
Series A Preferred Stock	4,500,000	2.5:1	11,250,000	1,125
Series B Preferred Stock	500,000	2.5:1	1,250,000	125
Convertible Promissory Note	922,461	2.5:1	2,306,152	231
Common Stock, including Treasury Stock	900,000	2.5:1	2,250,000	225
Total Common Stock	6,822,461		17,056,152	1,706

Note: The above shares have been adjusted to reflect the conversion of Series A & B preferred stock into common stock and the forward stock split of common stock on August 31, 2013.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 – “Compensation – Stock Compensation”.

Incentive Plans

The Company’s 2005 Management Incentive Plan (the “Plan”) provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the Plan, options may be granted to purchase a total not to exceed 789,475 shares, as adjusted for the 2.5 to 1 forward stock split in the aggregate, made up of original issue shares, treasury share or a combination of the two. At September 30, 2013 and September 30, 2012, options to purchase 783,750 shares have been granted under the plan. Options have a life of 10 years and vest at a rate of 25% per year, beginning 12 months from their date of issue.

A summary of the activity of the Company’s stock option plan for the three and nine months ended September 30, 2013 and September 30, 2012 is as follows:

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Cont. Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	783,750	$0.79	6.08	$11
Outstanding at March 31, 2013	783,750	0.78	5.58	$11
Outstanding at June 30, 2013	783,750	0.78	5.33	$11
Outstanding at September 30, 2013	783,750	0.80	5.08	$11
Exercisable at September 30, 2013	702,500	0.80	4.90	$11

Outstanding at January 1, 2012	783,750	$0.78	6.79	$11
Outstanding at March 31, 2012	783,750	0.78	5.83	$11
Outstanding at June 30, 2012	783,750	0.78	6.33	$11
Outstanding at September 30, 2012	783,750	0.80	5.08	$11
Exercisable at September 30, 2012	612,816	0.80	4.70	$11

** The above shares have been adjsuted for the 2.5 to 1 forward stock split **

The fair value of options granted is estimated using a market value approach and the Black-Scholes option pricing model using the following assumptions for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
Dividend Yield	0.00%	0.00%
Expected Volatility	30%	30%
Risk-free interest rate	0.25%	0.33%
Expected life (in years)	2	2
Weighted average fair value per options granted	$0.00	$0.00

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

No compensation expense was recognized for the nine months ended September 30, 2013 and 2012 as the amounts were deemed not to be material.

See Note 18 on Subsequent Event for additional disclosures on Stock Based Compensation Incentive Plans.

13. INCOME TAXES

During the three and nine months ended September 30, 2013, the Company recorded $315,929 and $608,254 respectively, of income tax expense (benefit) which resulted in estimated annual effective tax rates of 32.3% and 33.9%.

During the three and nine months ended September 30, 2012, the Company recorded $251,268  and $227,846 respectively, of income tax expense (benefit) which resulted in estimated annual effective tax rates of 56.4%  and 104.8%.  The effective tax rates were impacted primarily as a result of increases in the deferred tax asset valuation allowance of approximately $99,910 and $146,114, respectively.

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

From April 1, 2012 through March 31, 2013, the Company reinsured with various reinsurers under homeowners quotashare reinsurance treaties ceding 90% of its risk to reinsurers. The reinsurers’ liability under the quota share arrangement beginning April 1, 2012, in respect to any one loss occurrence shall not exceed $60,000,000. Property catastrophe treaties in effect at the end of 2012 develop over four layers and cover a gross loss of $62,000,000 excess of $3,000,000 per occurrence. The Company’s net retention is $300,000 per occurrence.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

From June 1, 2010 through May 31, 2011 the Company reinsured 90% of physical damage and liability losses emanating from private passenger automobile policies written during the term of the reinsurance contract and all required renewals of policies in effect at the time of its expiration.

The effects of reinsurance on premiums written and earned were as follows, for the three and nine months period ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Three Months Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
	Written	Earned	Written	Earned

Direct premiums	$16,398,118	$13,643,436	$14,514,552	$12,167,675
Ceded premiums	(14,641,816)	(12,390,289)	(12,772,408)	(10,738,665)

Net Premiums	$1,756,302	$1,253,147	$1,742,144	$1,429,010

	Nine Months		Nine Months
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
	Written	Earned	Written	Earned

Direct premiums	$43,370,380	$39,037,947	$38,952,230	$34,644,311
Ceded premiums	(38,659,828)	(35,494,253)	(34,122,602)	(30,918,356)

Net Premiums	$4,710,552	$3,543,694	$4,829,628	$3,725,955

Following is a summary of HAIC’s reinsurance balances under the above described reinsurance treaties as of and for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Ceded premiums payable	$259,344	$4,594,707	$6,795,001	$10,615,155
Ceded loss adjustment expenses	2,802,674	1,061,415	8,472,005	3,404,536
Ceded loss and loss adjustment expense reserve	1,295,104	(1,236,607)	11,137,559	6,314,276
Ceded unearned premium reserve	2,476,398	2,158,507	27,579,588	23,683,223
Ceded earned premiums	12,390,289	10,738,665	35,494,253	30,918,356

15.    CONCENTRATION OF CREDIT RISK

The Company has exposure and remains liable in the event of an insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer base companies.

Financial instruments which potentially subject the Company to credit risk consist principally of cash and money market accounts on deposit with financial institutions, money market funds, certificates of deposit and premium balance in the course of collection. With respect to cash and money market accounts. Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act provides temporary (to December 31, 2012) Federal Deposit Insurance Corporation (“FDIC”) insurance coverage on all balances held in non-interest bearing accounts. Subsequent to December 31, 2012, insurance coverage on interest and non-interest bearing accounts continues at $250,000 per bank. At times, the Company’s bank deposits may exceed the FDIC limit.

The Concentration of credit risk with respect to premium balances in the course of collection is limited, due to the large number of insureds comprising the Company’s customer base. However, substantially all of the Company’s revenues are derived from customers in Texas, which could be adversely affected by economic conditions, an increase in competition, or other environmental changes.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2016. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2013	(3 Months)	26,682
2014		111,234
2015		96,087
2016		39,582
		$273,585

Rent expense under such leases in the three months ended September 30, 2013 and September 30, 2012 was $23,152 and $17,822, respectively.

Rent expense under such leases in the nine months ended September 30, 2013 and September 30, 2012 was $73,281 and $75,147, respectively.

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

17. REGULATORY REQUIREMENTS AND RESTRICTIONS

HAIC is subject to the laws and regulations of the State of Texas and the regulations of any other states in which HAIC conducts business. State regulations cover all aspects of HAIC’s business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. The Texas Insurance Code requires all property and casualty insurers to have aminimum of $2.5 million in capital stock and $2.5 million in surplus. Companies already authorized to do business in Texas as of September 1, 2009, which includes HAIC, are able to increase their capital and surplus to these levels incrementally, with compliance with the new requirements by December 31, 2019.

As of December 31, 2012, HAIC’s total statutory surplus was $6,716,222 (capital stock of $1,500,000 and surplus of $5,216,222).

As of September 30, 2013, HAIC’s total statutory surplus was $7,952,843 (capital stock of $1,500,000 and surplus of $6,452,843).

As of September 30, 2013 and December 31, 2012, HAIC had certificates of deposits totaling of $1 million which had been pledged to the Texas Department of Insurance for the benefit of the State of Texas. States routinely require deposits of assets for the protection of policyholders.

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

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of September 30, 2013 and December 31, 2012, there were no material permitted statutory accounting practice utilized by HAIC.

18.  SUBSEQUENT EVENTS

On October 24, 2013, the Board of Directors of the Homeowners of America Holding Company, Inc., unanimously approved and adopted the 2013 Equity Compensation Plan, which became effective October 24, 2013.  The Plan provides for the grant of incentive stock option, stock options, stock awards and restricted stock to participating employees, non-employee directors of, and consultants and advisors to, the Company and its subsidiaries.  The Board granted options to purchase an aggregate of 1,925,000 shares of the Company’s common stock to certain employees, advisors, officers and directors under the 2013 Equity Compensation Plan. A total of 2,925,000 shares may be issued under the Plan and will terminate upon the earlier of October 23, 2023 or (ii) the date on which the Board otherwise terminates the Plan in accordance with the terms thereof.

The preceding is a summary of the 2013 Equity Compensation Plan and is qualified in its entirety by reference to the Company’s Form 8-K which was filed with the SEC on October 30, 2013.

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

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form S-1 filed with the SEC on August 9, 2013. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HAHC,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners of America Holding Corporation and its subsidiaries.

OVERVIEW

General

HAHC is a property and casualty insurance holding company incorporated in Delaware in 2005.  In May 2006 we began selling property and casualty insurance products in Texas through our subsidiary, Homeowners of America Insurance Company.  Through the use of highly automated underwriting tools, we currently offer homeowners, dwelling fire and extended coverage, tenant and condominium owners policies in Texas only, within market segments which have proven to have long term profitability.  Using internet-enabled applications, our products are offered to the public through independent insurance agents.

We did, until recently, offer private passenger automobile policies to homeowners in Texas.  The Texas private passenger automobile business is currently being non-renewed.  Our last policy expired October, 2013.  The Texas private passenger automobile program was terminated as we were unable to capture a sufficient portion of the market at pricing which we deemed adequate to cover our expenses and provide a margin for profits.

As mentioned previously, the Company sells insurance policies only within Texas.  As such, the health of the Texas economy and housing market has a direct impact on the Company’s business activity.  The following selected statistics are key indicators that management monitors when evaluating the Company’s current financial condition and operating results:

•	Texas unemployment rate was 6.4% at September month end, as compared to the national U.S. rate of 7.2%.

•	Single family building permits were up 9.0% and single family home sales were up 15.8% year over year as of August month end, while home prices were up 10.8% for the same period.

•	Foreclosures were down 49% year over year in August, indicating an improving environment for the Texas housing market.

These favorable economic indicators are all factors which aided in the positive results recorded by the Company for the quarter ended September 30, 2013.

Our principal revenues are earned premiums (which are reported net of reinsurance costs), ceding commissions and policy fees.  We cede a substantial portion of our earned premium to reinsurers under a quota share program to mitigate high frequency risks as well as catastrophic events and under excess of loss contracts to mitigate losses from catastrophic events.  Our principal expenses are claims from policyholders, policy acquisition expenses and underwriting expenses.  Our net income for the three and nine months ended September 30, 2013 was $660,919 and $1,184,091, respectively.

Net income available to common stockholders was $405,704 and $209,912, respectively, for the three and nine months ended September 30, 2013.  As of September 30, 2013 we had total assets of $72.3 million and stockholders’ equity of $7.4 million.

As of December 31, 2012 our market share of the approximately $6.4 billion Texas homeowners insurance market was estimated to be 0.65% by SNL Financial, making us the 19th largest Texas homeowners company in terms of Texas premium.  Our current property insurance policy in force count of 59,300 represents annualized premiums of approximately $55.9 million.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:

Premiums earned	$13,643,436	$12,167,675	$39,037,947	$34,644,311
Ceded premims	(12,390,289)	(10,738,665)	(35,494,253)	(30,918,356)
Net premiums	1,253,147	1,429,010	3,543,694	3,725,955
Policy fees	1,286,995	1,229,532	3,497,765	3,375,574
Ceding commissions	2,683,744	2,453,439	7,727,536	7,076,554
Gross investment income	9,339	4,352	31,684	13,491
Reinsurance profit sharing, installment fees and other income	649,033	328,399	1,400,748	1,131,256

Total Revenue	5,882,258	5,444,732	16,201,427	15,322,830

Expenses:

Losses and loss adjustment expenses	547,080	786,510	1,967,627	3,518,863
Policy acquisition expenses	2,934,105	2,641,824	8,331,051	7,588,107
Underwriting expenses	1,424,225	1,571,149	4,110,404	3,998,636

Total Expenses	4,905,410	4,999,483	14,409,082	15,105,606

Income before income taxes	976,848	445,249	1,792,345	217,224

Provision for income taxes:
Current	374,639	251,268	725,531	227,846
Deferred	(58,710)	-	(117,277)	-
Total income taxes	315,929	251,268	608,254	227,846

Net income (loss)	$660,919	$193,981	$1,184,091	$(10,622)

Cumulative preferred stock dividends	(255,215)	(327,478)	(974,179)	(970,088)

Net income (loss) available to common stockholders	$405,704	$(133,497)	$209,912	$(980,710)

Basic income (loss) per common share	$0.06	$(0.06)	$0.06	$(0.44)
Weighted average number of common shares outstanding - basic	6,735,384	2,250,000	3,745,128	2,250,000
Diluted income (loss) per common share	$0.04	$(0.06)	$0.06	$(0.44)
Weighted average number of common shares outstanding - diluted	17,430,962	2,250,000	3,745,128	2,250,000
Cash dividend declared per common share	$0	$0	$0	$0

Loss ratio to net earned premium	43.66%	55.04%	55.52%	94.44%
Expenses to direct earned premium	31.94%	34.62%	31.87%	33.44%
Acquisition & underwriting expenses to fee income	94.34%	105.03%	98.54%	100.03%
Combined loss & expense to total earned revenue	83.53%	91.90%	89.11%	98.67%

Net income for the three and nine months ended September 30, 2013 was positively impacted by improved underwriting results.  Net income was $660,919 and $1,184,091 for the three months and nine months ended September 30, 2013 as compared to net income of $193,981 for the three months ended September 30, 2012 and a net loss of $10,622 for nine months ended September 30, 2012.  The primary factor in our improved results was the improvement in underwriting income, a direct result of reduced numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business.  During first nine months of 2013 the Company sustained gross losses (losses prior to reinsurance recoveries) totaling $5.7 million from eight storms occurring in the calendar year. The same period in 2012, the Company incurred gross losses (losses prior to reinsurance recoveries) of $21.8 million in losses on seven storms occurring in the calendar year.   Net of reinsurance recoveries, the Company’s loss experience resulted in a negative income impact of $68,000 and $739,000 for the three and nine months ended September 30, 2013.

Premium production for the three months and nine months ended September 30, 2013 was $16,398,118 and $43,370,380 respectively, an increase of $1,883,566 or 12.98% and $4,418,150 or 11.34% over the same periods in 2012.  The Company attributes this growth to the effects of increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

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

Effective with the new treaty, the Company began ceding to reinsurers on a premium written basis, rather than on premium collected basis as it had in the past.  The impact of the procedural change can be seen within the Company’s consolidated balance sheets, as ceded deferred premium which was $2.38 million as of December 31, 2012, was $0 at September 30, 2013.  This change in the way premium is remitted to reinsurers has no impact on the way coverage is provided by the reinsurance program.

Three Months ended September 30, 2013 compared to the Three Months ended September 30, 2012

Our results of operations for the three months ended September 30, 2013 reflect income available to common stockholders of  $405,704, or $0.04 earnings (loss), per diluted common share, compared to loss available to common stockholders of $133,497, or $(0.06) earnings per diluted common share, for the three months ended September 30, 2012.

Net income for the three months ending September 30, 2013 was positively impacted by improved underwriting results.  Net income was $660,919 for the three months ended September 30, 2013 as compared to net income of $193,981 for the three months ended September 30, 2012.  The primary factor in our improved results was the improvement in underwriting income, a direct result of reduced numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business.

Revenue

Premium production for the three months ended September 30, 2013 was $16,398,118, an increase of $1,883,566 or 12.98% over the same period in 2012.  The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

Gross Premiums Earned for the three months ended September 30, 2013 and 2012 were $13.6 million and $12.2 million, respectively.  The $1.4 million increase (12.13%) is primarily the result of increased property insurance premium, which increased $2.3 million (16.5%).  This offsets a reduction of $0.4 million in private passenger auto insurance written premium year over year.  The Company has made the strategic decision to exit the private passenger auto insurance business, with the last policy expiring in October 2013.

Premiums Ceded for the three months ended September 30, 2013 and 2012 were approximately $12.4 million and $10.7 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties.  Premiums ceded were 90.8% and  88.3% of gross premiums earned during the three months ended September 30, 2013 and 2012, respectively,  primarily the result of our  90% quota share reinsurance program.  We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.

Net Premiums Earned for the three months ended September 30, 2013 and 2012 were $1.3 million and $1.4 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Ceding Commission, Reinsurance Profit Sharing and Other Fee Income for the three months ended September 30, 2013 was $4.6 million compared to $4.0 million for the three months ended September 30, 2012.  The primary factors for this improvement include increased policy volume and improved underwriting results mentioned previously.

Net Premiums Written during the three months ended September 30, 2013 and 2012 totaled $1.8 million and $1.7 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the three months ended September 30, 2013 and 2012 (values in thousands):

	Three Months Ended
	September 30,
	2013	2012
Net Premiums Written	$1,756	$1,742
Change in Unearned Premium	(278)	(188)
Catastrophe & EXOL Premium	(225)	(125)
Net Premiums Earned	$1,253	$1,429

Gross Investment Income while still remaining a comparatively minor contributor to total revenue increased approximately 115% in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  This is primarily the result of increased cash balances (higher premium production and lower claims) and a change to our investment strategy. Our investment strategy through December 31, 2012 included the holding of excess funds in non-interest bearing accounts which were fully insured by the FDIC. Beginning January 1, 2013, FDIC insurance coverage was reduced to deposits of $250,000 or less, therefore, we changed our investment strategy by investing excess funds in federally insured certificates of deposits and in money market funds backed by securities issued by the U.S. Government.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $547,080 and $786,510, respectively, during the three months ended September 30, 2013 and 2012. During the three months ended September 30, 2013, we experienced improved loss experience due to fewer convectional thunderstorm events in the geographical areas where our business is located, plus to lesser extent, favorable loss development with respect to our net unpaid losses and loss adjustment expenses established as of December 31, 2012.  Together, these factors contributed to the overall favorable variance of approximately $239,000 with respect to the total losses and loss adjustment expenses incurred during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Our liability for losses and loss adjustment expense (“Reserves”) is more fully described below under “Critical Accounting Policies and Estimates”.  These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.

Policy Acquisition Expenses for the three months ended September 30, 2013 and 2012 of $2.9 million and $2.6 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2012 is primarily attributable to the increase in our overall production.

Underwriting Expenses for the three months ended September 30, 2013 and 2012 were $1.4 million and $1.6 million, respectively. The $147,000 decrease is primarily attributable to decreases in other administrative costs, which include a variety of professional service fees, license fees, and other general expenses. As of September 30, 2013, we had 37 employees compared to 35 employees as of September 30, 2012.

Income Taxes for the three months ended September 30, 2013 and 2012 were $315,929 and $251,268, respectively, for state and federal taxes resulting in an effective tax rate of 32.3% for 2013 and 56.4% for 2012.  The effective tax rate for the three months ended September 30, 2012 was impacted primarily as a result of an increase in the deferred tax asset valuation allowance of approximately $99,910.

Ratios:

The loss ratio applicable to the three months ended September 30, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 43.66% compared to 55.04% for the three months ended September 30, 2012. Our loss ratio was positively impacted by a significant decrease in incurred losses incurred as a result of spring storm events, as previously mentioned.

Our expenses  (policy acquisition, other underwriting expenses and other administrative expenses), as a percentage of direct earned premium was 31.94% for the three months ended September 30, 2013,  compared to 34.62%  for the three months ended September 30, 2012. The decrease in our expense ratio is primarily attributable to higher direct earned premium, the result of the expansion of our business.

Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition & underwriting expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers, the Company receives a ceding commission from reinsurers for the production of the business.  This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and operation expenses it incurs in the production of premium.  For the three months ended September 30, 2013 our acquisition & underwriting expenses were 94.34%, of policy related fee income, as compared to 105.03% for the three months ending September 30, 2012.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the three months ended September 30, 2013 was 83.53% compared to 91.90% for the three months ended September 30, 2012.

Nine Months ended September 30, 2013 compared to the Nine Months ended September 30, 2012

Our results of operations for the nine months ended September 30, 2013 reflect income available to common stockholders of $209,912, or $0.06 earnings (loss) per diluted common share, compared to loss available to common stockholders of $980,710, or $(0.44) earnings (loss) per diluted common share, for the nine months ended September 30, 2012.

Net income for the nine months ending September 30, 2013 was positively impacted by improved underwriting results.  Net income was $1,184,091 for the nine months ended September 30, 2013 as compared to a net loss of $10,622 for nine months ended September 30, 2012.  The primary factor in our improved results was the improvement in underwriting income, a direct result of reduced numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business.

Revenue

Premium production for the nine months ended September 30, 2013 was $43,370,380, an increase of $4,418,150 or 11.34% over the same period in 2012.  The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

Gross Premiums Earned for the nine months ended September 30, 2013 were $39.0 million, compared to gross premiums earned for the nine months ended September 30, 2012 of $34.6 million.  This represents an increase of approximately 12.68%, directly the result of our increased premium writings within our Texas property insurance book.

Premiums Ceded for the nine months ended September 30, 2013 and 2012 were $35.5 million and $30.9 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties.  Premiums ceded were 90.9% and  89.3% of gross premiums earned during the nine months ended September 30, 2013 and 2012, respectively, primarily the result of our 90% quota share reinsurance program.  We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.

Net Premiums Earned for the nine months ended September 30, 2013 and 2012 were $3.5 million and $3.7 million, respectively and reflect the gross premiums earned less reinsurance costs as described above. While net premiums earned decreased $182,000, direct premium increased $4.4 million and ceded premium increased by $4.6 million.  As previously mentioned, the increase in direct earned premium is a direct result of the growth in our Texas property insurance program, while the increase in ceded premium is primarily the result of  our property insurance program (under a 90% quota share program) growing to 99.7% of our production, while in 2012 it was only 95.4% of total production.  In 2012, our now terminated auto program, accounting for nearly 5.5% of our premium production, was under a 50% quota share program.  Catastrophe and excess of loss premium contributed to the increase in ceded premium year over year, as these costs increased by approximately $181,000.

Net Premiums Written during the nine months ended September 30, 2013 and 2012 totaled $4.7 million and $4.8 million. Net premiums written represent the premiums charged on policies issued during a fiscal period less quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Net Premiums Written	$4,711	$4,829
Change in Unearned Premium	(340)	(457)
Catastrophe & EXOL Premium	(827)	(646)
Net Premiums Earned	$3,544	$3,726

Gross Investment Income for the nine months ended September 30, 2013 and 2012 was $31,684 and $13,491, respectively. While still representing a small portion of the Company’s total revenue, the 135% year over year increase in gross investment income is primarily the result of increased cash balances (higher premium production and lower claims) and a change to our investment strategy. Our investment strategy through December 31, 2012 included the holding of excess funds in non-interest bearing accounts which were fully insured by the FDIC. Beginning January 1, 2013, FDIC insurance coverage was reduced to deposits of $250,000 or less, therefore, we changed our investment strategy by investing excess funds in federally insured certificates of deposits and in money market funds backed by securities issued by the U.S. Government.

Ceding Commission, Reinsurance Profit Sharing and Other Fee Income for the nine months ended September 30, 2013 was $12.7 million compared to $11.6 million for the nine months ended September 30, 2012.  The primary factors for this improvement include improved underwriting results and increased policy volume.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $2.0 million and $3.5 million, respectively, during the nine months ended September 30, 2013 and 2012. Our losses for the nine months ended September 30, 2012 include approximately $3.5 million in loss development related to wind and hail storms occurring during 2012 and 2011.

Reserves increased from $11.6 million at December 31, 2012 to $15.6 million at September 30, 2013. The $4.0 million increase in our reserves is comprised of $1.9 million in new reserves specific to claims occurring within the nine months ended September 30, 2013, a decrease of $803,000 in IBNR reserves and an increase of $2.8 million in our Reserves for 2012 and prior loss years. The increase of $2.8 million for Reserves for 2012 and prior loss years is primarily due to continued claim development specific to storm events occurring in the spring of 2012. Further loss development for these events are 100% covered by our reinsurance programs.  The reduction in prior loss-year reserves is due to favorable development arising from lower than expected loss development during 2013 relative to expectations used to establish our Reserve estimates at the end of 2012. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves, a lower number of new claims reported than anticipated, and actual case development may be more favorable than originally anticipated.

Policy Acquisition Expenses for the nine months ended September 30, 2013 and 2012 were $8.3 million and $7.6 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The $743,000 increase in 2013 is primarily attributable to an increase in our commissions and premium taxes for policy acquisition related to the expansion of our business.

Underwriting Expenses for the nine months ended September 30, 2013 and 2012 were $4.1 million and $4.0 million respectively. The $112,000 increase is primarily attributable to compensation and related expense increases and increases in our administrative costs, which include a variety of professional service fees, license fees, corporate insurances, lease expense, information system expense, and other general expenses. As of September 30, 2013, we had 37 employees.

Income Taxes for the nine months ended September 30, 2013 and 2012 were $608,254 and $227,846, respectively, for state and federal income taxes resulting in an effective tax rate of 33.9% for 2013 and 104.8% for 2012. The effective tax rate for the nine months ended September 30, 2012 was impacted primarily as a result of an increase in the deferred tax asset valuation allowance of approximately $146,000.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 55.52% compared to 94.44% for the nine months ended September 30, 2012. Our loss ratio in 2013 was positively impacted by a significant decrease in incurred losses incurred as a result of lower loss development from spring storm events, as previously mentioned.

Our expenses (policy acquisition, other underwriting expenses and other administrative expenses), as a percentage of direct earned premium was 31.87% for the nine months ended September 30, 2013,  compared to 33.44%  for the nine months ended September 30, 2012.  The decrease in our expense ratio is primarily attributable to higher direct earned premium, the result of the expansion of our business.

Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition & underwriting expenses.  Due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers, the Company receives a ceding commission from reinsurers for the production of the business.  This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and operation expenses it incurs in the production of premium.  For the nine months ended September 30, 2013 our acquisition & underwriting expenses were 98.54%, of policy related fee income, as compared to 100.03% for the nine months ending September 30, 2012.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenue is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenues for the nine months ended September 30, 2013 was 89.11% compared to 98.67% for the nine months ended September 30, 2012.

Seasonality of Our Business

Our insurance business is seasonal, as convectional thunderstorms producing tornadoes and hail typically occur during the period from March 1 through June 30 each year. With our reinsurance treaty year effective April 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base will occur and be reflected in our financial results beginning April 1 each year.

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

In the insurance industry cash collected for premium from policies written is invested, interest and dividends earned thereon.   Our primary cash outflows are claim payments and operating expense.  In regard to claim payments, while the substantial portion of our claims are paid out within 90 – 180 days, the period of time payments are made varies by the circumstances of the claim, and loss settlement expenses can be paid over periods of  more than one year.  Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and overhead expenses.

We believe that we maintain sufficient liquidity to pay claims and expense obligations of HAIC as well as to satisfy any unforeseen events including inadequate premium rates and reserve deficiencies.  The Company maintains substantial reinsurance through reinsurers with superior financial ratings to provide sufficient liquidity in the case disasters impact the business we underwrite.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principle executive officer) and Chief Financial Officer (our principal financial officer) the Company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the quarter ended September 30, 2013 which have materially affected or would likely materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosures and procedures, we recognize that any controls and procedures no matter how well designed and operated can produce only reasonable assurance of achieving the desired control objectives.  In addition, implementation of possible controls and procedures depends on management’s judgment in evaluation of their benefits relative to cost.

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

HOMEOWNERS OF AMERICA HOLDING CORPORATION

November 14, 2013	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

November 14, 2013	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer

