Form 10-K
period 2013-12-31
Homeowners of America Holding Corp
filed 2014-03-31
CIK 1346922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 333-189686

HOMEOWNERS OF AMERICA HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	57-1219329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 Corporate Drive, Suite 325, Irving, TX 75038

(Address of principal executive offices) (Zip Code)

(972) 607-4241

(Registrant’s telephone number) Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, was $0.00. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2013 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2014, 16,119,602 shares of common stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference: None

i

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, and results of operations, strategies or prospects. All statements other than statements of historical fact included in this Form 10-K, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipates,” or “propose,” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Form 10-K are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in this Form 10-K under Item 1A, Risk Factors.

PART I

Item 1. Business

INTRODUCTION

General

Homeowners of America Holding Corporation (or “HAHC”) is a property and casualty insurance holding company incorporated in Delaware in 2005. References to “we”, “our”, “us”, “the Company”, or “HAHC” in this Form 10-K refer to Homeowners of America Holding Corporation and its subsidiaries, unless otherwise indicated.

In May of 2006, we began selling property and casualty insurance products in Texas through our subsidiary, Homeowners of America Insurance Company (or “HAIC”). We currently offer products in Texas only. Our products are sold to the public through independent insurance agents. At present we offer homeowners, dwelling fire and extended coverage, tenant and condominium owner’s policies.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and will continue to be an emerging growth company until: (i) the last day of our fiscal year following the fifth anniversary of our Registration Statement on Form S-1 filed August 8, 2013, (ii) the date on which we become a large accelerated filer, or (iii) the date on which we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years. As an emerging growth company, we are entitled to rely on certain scaled disclosure requirements and other exemptions, including an exemption from the requirement to provide an auditor attestation to management’s assessment of its internal controls as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. We may at any time voluntarily elect to cease to avail ourselves of the scaled disclosure and other exemptions available to us as an emerging growth company, and have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. See the risk factor entitled “We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.” As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

The JOBS Act is intended to reduce the regulatory burden on emerging growth companies. As long as we qualify as an emerging growth company, we will also, among other things:

•	be exempt from the “say on pay” provisions (requiring a non-binding vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;
•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended and instead provide a reduced level of disclosure concerning executive compensation; and
•	be exempt from any rules that may be adopted by the Public Company Oversight Board, or PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report on the consolidated financial statements.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an emerging growth company.

Property and Casualty Insurance Business

We offer products with competitive prices in segments of the business that have proven long-term profitability. We are heavily invested in automated underwriting tools and use a variety of underwriting methods to select risks. Efficiency is achieved through automation. All business is sourced and processed through internet-enabled applications. Our user-friendly agent portal enables agents to rapidly quote and issue policies. We believe automation, a highly responsive and experienced underwriting and customer service staff, and local knowledge of the market all give us a competitive advantage.

As of December 31, 2013 we had 60,873 Texas residential policyholders, total assets of $73,196,020 and stockholders’ equity of $8,276,577.

In 2010, we formed a managing general agency, Homeowners of America MGA, Inc. (or “HAMGA”). HAMGA provides underwriting, policy administration and claims services to our insurance company.

We had, until recently, offered private passenger automobile policies to homeowners in Texas. The Texas private passenger automobile program was discontinued because we were unable to capture a sufficient portion of the market at pricing which we deemed adequate to cover our expenses and provide a margin for profits. The last auto policy expired in October, 2013.

Our Market and Opportunity

HAIC’s market share for Texas homeowners business was estimated by SNL Financial at .66% at the end of December 31, 2013, of an estimated $7.2 billion market, expressed in terms of premiums. SNL ranked HAIC as the 20th largest Texas homeowners company in terms of Texas premiums.

The Texas residential property market is dominated by large, national insurance companies that market through captive agents. However, the Texas market is large enough, at $7.2 billion, to accommodate a smaller company providing local knowledge and service, able to focus its attention on the more profitable segments of the Texas market and the needs of Texas independent agents.

Further, as a consequence of the catastrophic losses in Texas over the last several years, a large part of the Texas residential property market is experiencing a degree of dysfunction, which creates an opportunity for a smaller company to select business in profitable segments.

In recent years Texas has experienced numerous catastrophic severe convective thunderstorms, among other catastrophes. This has created a hard market in North Texas (where many of these storms have occurred) for residential property insurance as companies begin to withdraw, restrict sales, and increase prices.

The Texas Gulf Coast continues to be a hard market as well for residential property products for similar reasons, but related more to anticipated hurricane losses as well as losses sustained during hurricane Ike.

Competitive Strengths

All of our business is sourced through internet-enabled applications. Our agents use the internet to quote and issue policies, conduct other transactions, and look up policyholder information. The agent portal or interface, and the actions required by the agents, are designed to be simple and rapid to use. Our commitment to technology has enabled us to grow rapidly without a loss in efficiency, while providing our agents with a highly satisfactory transactional experience.

Although automated underwriting tools are used extensively to qualify and price policies, some polices cannot be automatically underwritten, as they are outside the acceptable “underwriting box”. To support our agents and our policyholders, we have local, experienced, and responsive underwriting and customer service personnel. Our timely responsiveness to our agents and the underwriting support we give them is an important component of our business philosophy. We consider our relationships with our agents to be excellent as a result.

Our management team has many years of insurance experience in Texas. Our knowledge of the Texas market helps us to better identify those market segments known by us to produce superior profit opportunities, and to avoid those that do not. Our pricing philosophy is to maximize profit margins within credible segments of the market while avoiding segments of the market where opportunities for profit are limited. This allows us to set prices competitively within self-selected (based on price) market segments.

We have long-standing relationships with a large number of successful and productive independent agents in Texas. Many of these relationships predate the founding of our company.

We are a Texas-based company focusing on residential property business. As such, we can spend virtually all of our time researching and developing ways to improve our core business. This specialization, our use of technology, and our relatively small size, allow us to swiftly identify and react to opportunities and changes in the Texas market. If and when we expand into additional significant markets, we will staff the Company with personnel who are intimately familiar with each new market.

Competitive Weaknesses

We are a new company competing against larger, well-established companies. Most of our competitors and all of the large competitors that dominate the personal lines insurance market in Texas and elsewhere are well-recognized and respected brands, such as State Farm, Allstate, Farmers, Nationwide, Travelers, USAA, Liberty Mutual, and others. These companies are known to independent agents and consumers alike. These brands continue to advertise heavily on television and through other media, while we do not.

Most of our competitors, again all the large, well-known brands, have a satisfactory financial stability rating from A.B. Best of B+ or higher, whereas we are not rated by A.M. Best and must rely on our Demotech, Inc. rating to compete. This puts us in an inferior competitive position as A.M. Best is better known and more highly regarded among independent agents, lenders, and consumers. A Demotech, Inc. rated company is generally acceptable to lenders throughout the United States, but Demotech tends to be unknown to independent agents in many parts of the United States, especially those who market insurance products away from the Gulf and Atlantic coasts.

Unlike our established competitors we must rely heavily on reinsurers for financial support in order to achieve our revenue objectives. This reliance may adversely affect our ability to compete price-wise, should our reinsurance costs significantly increase.

Our larger competitors have the advantage of spreading their risks over a more diverse insurance product offering and broader geographical markets than we can. This can give them a competitive advantage through efficient allocation of risks and costs as well as reduced operating costs through economies of scale.

Further, the ability of our main competitors to be able to offer a number of consumer focused insurance products including private passenger automobile, personal liability umbrellas and even life, health as well as various commercial coverages and other financial services products while we offer only residential property coverage, appeals to consumers who prefer to consolidate their insurance solutions with a single supplier. Broader product offerings also make our competitors more appealing to independent agents.

Importance of Rating Agencies

The financial strength and stability of insurance companies are rated by a variety of rating agencies. The two most prominent in the insurance industry are A.M. Best Company and Demotech, Inc. The ratings assigned by these and other rating agencies are used by lenders to help determine whether an insurer is a satisfactory provider of homeowners insurance; by agents to help determine which insurance companies are the most reliable to do business with; and by consumers and others to judge the ability of an insurance company to meet its obligations.

We are not rated by A.M. Best, although we are rated A, Exceptional by Demotech, Inc. We have never been reviewed by A.M. Best and do not intend to seek a rating from A.M. Best until we believe we can secure a minimum rating of B+, that being the minimum accepted by most lenders as well as independent agents. Our analysis, applying known A.M. Best rating criteria, shows that we will need additional capital before we can qualify for an acceptable A.M. Best rating. Unlike Demotech, A.M. Best tends to penalize companies that are highly leveraged, i.e. that utilize reinsurance to support premium writings. HAIC has a gross premium to capital ratio of nearly 6.5-to-1, although our net premium to capital ratio is less than 1-to-1. We would need to reduce our gross ratio to approximately 2-to-1, either by increasing capital (the denominator) or decreasing premium writings (the numerator). Capital is expected to grow over time, but in order to achieve our premium revenue objective and size efficiency, we must continue to rely on reinsurers to ameliorate risks and provide financial support. In summary, we do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. Our Demotech rating has proved satisfactory to date in attracting an acceptable amount of business from independent agents and satisfies lenders as to our financial stability.

A rating by A.M. Best is more widely accepted than a Demotech rating. A.M. Best has been the rating standard relied upon to rate insurance companies in the United States for many years. The Demotech rating alone may not be sufficient to allow us to expand into parts of the United States where it is not as well known or as widely used. However, it has been sufficient in Texas and we expect it to be sufficient in expansion states that the company has under study. Demotech has eight Financial Stability Ratings: A” (Unsurpassed), A’ (also Unsurpassed), A (Exceptional), S (Substantial), M (Moderate), L (Licensed), NR (Not Rated), and I (Ineligible). This rating is subject to review by Demotech at least annually. Demotech is provided financial information as well as requested information to assist them in their evaluation. The absence of a sufficient minimum rating of less than A from Demotech, in the absence of a rating of B+ or better from A.M. Best, would have a significant negative affect on HAIC’s sales, business retention, and ability to appoint or retain agents.

Our Strategies

Our long-term strategy in the Houston metropolitan area is to increase the proportion of business we write there. We believe that hard-market conditions in that area present an unusual opportunity to write business with a greater profit potential. At the same time we are limiting growth in areas with greater exposure to severe convective thunderstorms.

We will continue to manage our business through automated and non-automated selective underwriting processes and through creative pricing and product design. This allows us to attract and select the most potentially profitable segments of the market.

We will continue to take advantage of technological changes. As an example, with the help of our technology provider, IDMI, Inc., we are developing a “direct business” portal, which would allow us to quote prices to potential customers shopping the internet. In Texas our intent is to use this means to drive new business to our agents. If and when we expand beyond Texas, we may also use this portal to do business directly with policyholders.

Our long-term growth strategy includes continued growth of our Texas residential property business and expansion of our residential property business into other states, but within the constraints imposed by our pricing philosophy, our competitors, and our capital resources. We have applied for licenses to write business in thirty states and plan to begin writing business in Arizona in the second quarter of 2014. The application process is often lengthy and the process involved in setting up new markets is lengthy as well. We do not anticipate writing in more than one or two new states in 2014 out of the thirty states that we have applied in.

Underwriting

General

We limit the business we write within geographical areas in order to avoid undue concentration of risk and to reduce the uncertainty inherent in weather-related risks. For example, many coastal zip codes are closed to new business either to avoid undue concentration of homes to catastrophic loss, or because the proximity to the coastline.

Automated underwriting tools are used to select and price business. The automated tools include insurance scores derived from the applicant’s financial history; the applicant’s prior loss history; exposure of the property to tidal surge; and underwriting questionnaires. Third-party property inspections and other, non-automated underwriting tools are also used to verify underwriting information and to select business.

An experienced, local underwriting staff of sufficient size, supervision and quality is maintained in order to properly select risks and to provide a rapid and knowledgeable response to agents and policyholders.

All underwriting functions are performed by our employees. As of December 31, 2013, our underwriting department had 8 staff members.

Use of Computer Models to Assess Catastrophic Loss Risk

Property and casualty insurance companies writing business in areas subject to catastrophic losses routinely use highly sophisticated computer simulation models to assess the probabilities of catastrophic losses. These models are generally licensed by providers who specialize in the development and maintenance of these models. The two most prominent providers of models affecting property insurers in the United States are AIR Worldwide (“AIR”) and Risk Management Solutions, Inc. (“RMS”). HAIC relies on the AIR hurricane model results, applied quarterly to HAIC’s active policies, to help determine how much catastrophe reinsurance to purchase, how to properly price business that is subject to significant hurricane losses, and how to most economically and prudently allocate business geographically. HAIC does not license any models, but relies on its reinsurance broker to provide this service, which is customary for smaller companies who cannot economically license and operate these models.

Claims Administration

The Texas Department of Insurance regulates the minimum content and timeliness of various claims notices and transactions. We strive to exceed those requirements and to adjust claims fairly.

A variety of independent, licensed third-party field adjusters are used to physically examine and evaluate claims on-site, and to provide estimates of damages or loss. We hired two field adjusters as employees to assist in heavily-populated areas. HAMGA has relationships with a number of large, independent claims adjusting firms who are committed to provide field adjusters in the event of a large-scare catastrophic event. Claims are processed internally by our employees, who are experienced, local claims personnel. All decisions regarding payment or non-payment of claims are made by HAIC.

Policy Administration

The Texas Department of Insurance regulates the minimum content and timeliness of various policyholder notices and transactions, including the issuance of policies, cancellations, and renewals. We strive to exceed those requirements and to treat all customers fairly.

Policies are maintained by the Policy Transaction System, or PTS, licensed by a third party, IDMI, Inc., or IDMI. Most policyholder transactions are automated, including policyholder billing, policy issuance, cancellation, expiration and renewal notices, and late payment notices. Endorsements or policy changes are made by agents or underwriting personnel utilizing PTS. Our employees perform all customary company policy administration functions, with the exception of the mailing of policy documents to new and renewal policyholders. The printing and mailing of these documents is conducted by a third party, Primoris Services LLC of Warner-Robbins, GA.

Technology

Policy processing and administration is conducted using the PTS. PTS enables agents, our employees and other users to input and complete transactions, review policy information, and otherwise perform customary duties by accessing PTS through the internet. Policy quoting and issuing, policy billing and administration, claims processing and payment, agent commission maintenance and payment, and various other tasks are initiated and completed using PTS.

PTS is licensed by HAIC, but is owned by an outside vendor IDMI. IDMI specializes in providing software to insurance companies throughout the United States. HAIC pays IDMI a monthly fee to maintain PTS and pays fees to IDMI for custom system modifications, based on estimated man hours.

Primoris Services L.L.C., an affiliate of IDMI, hosts PTS on its servers located in Warner Robbins, GA, with a mirror processor hosting both system and policy records in Atlanta, GA. Through this “mirror processing environment” the Company has establish a data security protocol which provides instant “off-site” back-up of both its operating software and data. In addition, the Company has offsite storage of the IDMI operating software with Iron Mountain Intellectual Property Management, Inc. and offsite cloud storage of its data.

Reserves for Loss and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid costs of losses, including loss adjustment expenses (“LAE”). Unless otherwise specified below, the term "loss reserves" shall encompass reserves for both losses and LAE. Unpaid losses and LAE are based on claim adjusters’ estimates of the cost of settlement, plus an estimate for losses incurred but not yet reported (“IBNR”) based upon historical experience, industry loss experience, and management’s estimates. Loss reserves reflect our best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been incurred, but not yet reported (IBNR). Loss reserves established by us are not an exact calculation of our liability, but rather loss reserves represent management's best estimate of our company's liability based on application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known at the balance sheet date. The process of setting reserves is complex and necessarily imprecise. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. To arrive at its best estimate for losses we use damage estimating software developed and owned by acknowledged industry leader, Insurance Service Office. Reserve factors for IBNR are reviewed at least quarterly by an independent actuarial consultant. In addition, our appointed independent actuary attests to the adequacy of our unpaid claim reserve, including IBNR at calendar year end.

Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for 2013, 2012, and 2011:

	2013	2012	2011
Reserve for losses and LAE, beginning of year	$11,641,296	$9,308,974	$6,924,564
Reinsurance recoverables on losses and LAE	(10,618,032)	(8,469,000)	(6,151,000)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	1,023,264	839,974	773,564

Add provision for claims and LAE occurring in:
Current year	2,015,107	3,904,000	3,337,276
Prior years	244,000	160,000	87,000

Net incurred losses and LAE during the current year	2,259,107	4,064,000	3,424,276

Deduct payments for claims and LAE occurring in:
Current year	1,927,482	3,057,000	2,794,866
Prior years	561,002	823,710	563,000

Net claim and LAE payments during the current year	2,488,484	3,880,710	3,357,866

Reserve for losses and LAE, net of reinsurance recoverables, at end of year	793,887	1,023,264	839,974

Reinsurance recoverables on losses and LAE	15,090,175	10,618,032	8,469,000

Losses and loss adjustment expenses at December 31	$15,884,062	$11,641,296	$9,308,974

Loss Reserve Development

Our losses and LAE represent estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE for the years 2006 (inception) through 2013 (dollars in thousands):

7

	2006	2007	2008	2009	2010	2011	2012	2013
Reserves for Claims & Loss Adjustment Expenses	241	686	2,517	2,723	6,000	7,339	9,362	4,258

Cumulative paid claims and claim expenses

One year later	132	364	2,390	3,391	4,528	7,784	10,704
Two years later	132	453	2,791	3,502	4,946	8,425
Three years later	132	522	3,135	3,564	4,935
Four years later	132	523	3,643	3,580
Five years later	132	523	3,748
Six years later	132	523
Seven years later	132

Reserves re-estimated
One year later	-	-	580	652	972	1,519	11,135
Two years later	-	10	272	135	345	460
Three years later	-	-	863	15	19
Four years later	-	-	398	-
Five years later	-	-	-
Six years later	-	-
Seven years later	-

Deficiency (redundancy)	(109)	(173)	833	842	(1,084)	626	(9,793)

Reinsurance

Our insurance company uses a number of reinsurers to minimize or avoid the risk of adverse loss results, particularly weather-related losses. By utilizing reinsurance an insurance company can “cede” a portion of its potential claims and claims expense to another insurance company specializing in “assuming” insurance risks from “primary” companies. “Quota share” and “excess” reinsurance programs are used, more fully described below. When selecting reinsurance coverage, HAIC considers the financial strength and stability of the providers, their history of responding to claims, and their overall reputation. HAIC requires that all reinsurers have an A.M. Best rating of A- (Excellent), or better, or an S&P rating of AA- or better. HAIC continually monitors the financial condition of its reinsurers with the aid of its reinsurance brokers, AON, and Guy Carpenter.

The following table shows the A.M. Best and S&P ratings of each of our reinsurers at December 31, 2013.

	A.M. Best	S&P or S&P
Reinsurer	Rating	Lloyds Rating
Arch Reinsurance Company	A+	A+
Endurance Reinsurance Corporation of America	A	A
Everest Reinsurance Company	A+	A+
SCOR Reinsurance Company	A	A+
Hannover Rueckversicherung-Aktiengesellschaft	A+	AA-
R+V Versicherung AG	NR-5	AA-
Sirius International Insurance Group	A	A-
Odyssey Reinsurance Company	A	A-
Lloyds Syndicate No. 1274 Antares (AUL)	A	A+
Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML)	A	A+
Lloyds Syndicate No. 2791 MAP Underwriting (MAP)	A	A+
Lloyds Syndicate No. 2987 BRIT (BRIT)	A	A+
Lloyds Syndicate No. 0510 RJ Kiln & Company	A	A+
Lloyds Syndicate No. 4000 Pembroke	A	A+
Houston Casualty Company (UK Branch)	A+	AA
NGM Insurance Company	A	A
Taiping Reinsurance Co. Ltd.	A-	A-
American Standard Insurance Company of Wisconsin	A	NR

Best’s Financial Strength Ratings (FSR) represents the rating agency’s assessment of an insurer’s ability to meet its obligations to policy holders. The rating process involves quantitative and qualitative reviews of company’s balance sheet, operating performance and business profile, including comparisons to peers and industry standards and assessment of insurers operating plans, philosophy and management.

The ratings scale includes six “Secure” ratings:

A++, A+ (Superior)

A, A- (Excellent)

B++, B+ (Good)

The scale also includes ten ratings for companies deemed “Vulnerable”

B, B- (Fair)

C++, C+ (Marginal)

C, C- (Weak)

D (Poor)

E (under regulatory supervision)

F (in liquidation)

S (rating suspended)

Standard & Poors (S&P) credit ratings are forward looking opinions about credit risk. The rating represents the rating agency opinion about the ability and willingness of an insurer to meet its financial obligations in full and on time.

The ratings scale is as follows:

AAA – Extremely strong capacity to meet financial commitments

AA – Very strong capacity to meet financial commitments

A – Strong capacity to meet financial commitments, but somewhat susceptible to adverse economic conditions and changes in circumstances

BBB – Adequate capacity to meet financial commitments, but more subject to adverse economic conditions

BBB- - Considered lowest investment grade by market participants

Additional ratings complete the scale, but all are considered below investment grade and have not been shown.

Quota Share Reinsurance. HAIC uses “quota share” reinsurance to share the risk of loss for its residential property with unaffiliated companies. Quota share or “proportional” reinsurance programs provide that the reinsurer share a proportional percentage of the insurance company’s claims and claim expenses. For residential property an “occurrence cap” limiting a gross reinsured loss (claims and claims expenses before reinsurance recoveries) to the lesser of $80,000,000 or 150% of the premiums earned during the contract year. This limits the amount that can be recovered for a single catastrophe or occurrence. The reinsurer receives a proportional percentage of the insurance company’s collected premiums, less a “ceding commission” to cover the insurance company’s expenses. The ceding commission is subject to adjustment, with a stipulated minimum, depending on the insurance company’s claims level in relation to its earned premiums (loss ratio).

HAIC also uses quota share reinsurance as a means to write more business than its capital resources might otherwise allow. The State of Texas limits the amount of “net written premiums” written by a property and casualty insurance company to 300% of its capital and surplus. Net written premiums are determined by deducting premiums paid to reinsurers from premiums received from policyholders. Thus, an insurance company with limited capital can expand its business activity beyond what otherwise might be achieved by reinsuring a portion of its business. As of December 31, 2013, HAIC reinsured 90% of its residential property business through quota share reinsurance programs.

For residential property, the following table shows the proportion or share of premiums and losses assumed by each reinsurer.

Reinsurer's
Reinsurer	Share
Arch Reinsurance Company	24%
Endurance Reinsurance Corporation of America	10%
Everest Reinsurance Company	20%
SCOR Reinsurance Company	10%
R+V Versicherung AG*	13%
Odyssey Reinsurance Company	10%
Taiping Reinsurance Co. Ltd.	3%

*this reinsurer does not assume the personal liability risks associated with residential property policies.

A total of 90% of the insurance company’s residential property business is subject to the quota share program.

HAIC’s residential property quota share contracts are reviewed annually, on April 1, and are subject to termination as to new business or renegotiation as to terms.

Excess of Loss Reinsurance. HAIC also uses “excess of loss” reinsurance for its residential property line of business. This type of reinsurance covers losses, consisting of claims and claim expenses, above a certain retained amount per occurrence, subject to a maximum limit.

Currently, HAIC has two excess programs that limit residential property losses. One of the programs protect the insurance company against large numbers of individual losses originating from single loss events – weather or other catastrophes. The second program provides coverage for individual risks, generally limited to losses from fire.

Under the largest of the per event programs, HAIC purchases reinsurance covering an occurrence or catastrophe with a gross loss (claims and claims expenses before reinsurance recoveries) in excess of $3,000,000 ($4,000,000 effective April 1, 2013) with a maximum gross loss of $60,000,000 ($80,000,000 effective April 1, 2013). This reinsurance applies to HAIC 10% retained share of the business and does not apply to the losses assumed by the quota share reinsurers, although the quota share reinsurers may elect to purchase excess reinsurance on their own. Thus, under this program, the insurance company limits its maximum net loss under this program to $300,000 (10% of $3,000,000) per occurrence ($400,000 (10% of $4,000,000 effective April 1, 2013)), unless the gross loss exceeds $60,000.000 ($80,000,000 effective April 1, 2013), in which occurrence HAIC may be subject to all losses above the $60,000,000 ($80,000,000 of effective April 1, 2013) limit. This excel loss coverage is purchased in layers, as shown in the table below.

The reinsurers who participate in this program as of December 31, 2013 and their percentages of participation as it relates to HAIC’s 10% of gross retained losses are as follows:

Layer/Reinsurer	Participation
$6,000,000 excess of $4,000,000
R+V Versicherung AG	100.0%

$20,000,000 excess of $10,000,000
Sirius International Corporation	10.0%
Lloyds Syndicate No. 0510 RJ Kiln & Company	15.0%
Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML) (4UZ)	10.0%
Lloyds Syndicate No. 2791 MAP Underwriting (MAP) (4LF)	7.5%
Lloyds Syndicate No. 2791 MAP Underwriting (MAP) (4NZ)	17.5%
Lloyds Syndicate No. 2987 BRIT (BRIT) (4MK)	20.0%
Lloyds Syndicate No. 4000 Pembroke	20.0%

$20,000,000 excess of $30,000,000
R+V	30.0%
Sirius International Corporation	15.0%
Houston Casualty Company (UK Branch)	5.0%
Lloyds Syndicate No. 1274 Antares (AU) (4OZ)	10.0%
Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML) (4UZ)	5.0%
Lloyds Syndicate No. 2987 BRIT (BRIT) (4MK)	2.0%
Lloyds Syndicate No. 4000 Pembroke	10.0%
Lloyds Syndicate No. 0510 RJ Kiln	5.0%

$30,000,000 excess of $50,000,000
American Standard Insurance Company of Wisconsin	25.0%
R+V Versicherung AG	20.0%
Sirius International Corporation	15.0%
Houston Casualty Company (UK Branch)	10.0%
Lloyds Syndicate No. 2987 (BRIT)	20.0%
Lloyds Syndicate No. 4000 Pembroke	10.0%

This larger excess of loss program is purchased annually with an April 1st anniversary.

The catastrophe amount purchased is largely determined by subjecting HAIC’s business to a computer model which runs numerous simulations and arrives at levels of Probable Maximum Loss, or PML, based on levels of probability. The model used by HAIC to estimate PML’s to assist catastrophe reinsurance purchase decisions is the AIR Worldwide Hurricane Historical model. The background of models is described more fully in the Underwriting section on page 5.

HAIC’s business is modeled quarterly, and the amount of reinsurance purchased is selected so that a sufficient amount of insurance is in place to, at minimum, cover a PML that equates to a hurricane that might be expected to occur in any given year approximately 1% of the time or less. This decision is made annually, for inception at each April 1st. The amount purchased is meant to exceed the amount calculated so that it will allow for business growth in hurricane-exposed areas, and the cost of handling claims. HAIC also estimates and includes an amount that is likely to be assessed by the Texas Windstorm Insurance Association, or TWIA, for a similar storm. The latter is included because a storm effecting HAIC would likely affect TWIA, both having business in many of the same geographical areas. TWIA is more fully described below.

HAIC also purchases residential property excess of loss coverage on a “per risk” basis, reinsuring large losses that may occur on individual residential properties. The perils covered are other than weather-related losses. Thus, this coverage is principally meant to cover losses from fire on more expensive homes. Losses are covered in excess of $500,000 per occurrence per insured property. In addition, HAIC has in place a property per risk excess of loss reinsurance contract covering losses in excess of $500,000 for each risk, with an occurrence limit of $3,337,500 and an annual limit of $6,675,000. All catastrophe reinsurers are rated A- or better.

The reinsurers who participate in this program and their percentages of participations are shown below:

Reinsurer	Participation
Hannover Rueckversicherung-Aktiengesellschaft	20.0%
Everest Reinsurance Company	80.0%

The per risk excess of loss program is purchased annually with an April 1st anniversary.

HAIC relies heavily on quota share and catastrophe reinsurance to support its growth and continued operations and to protect it from adverse risk. The unavailability, limited availability, or increased cost of reinsurance could have a material adverse effect on our business, results of operations and financial condition.

The Texas Windstorm Insurance Association or TWIA

HAIC, as a company writing residential property insurance in Texas is a member of and is subject to assessments by TWIA. TWIA is a so-called “residual market”, providing coverage for windstorm, hurricane, hail, and other weather-related perils in the Texas counties that face the Gulf of Mexico. The principal purpose of TWIA is to provide insurance protection from tropical cyclones to residential and commercial property owners along the Gulf of Mexico who would otherwise find it difficult or impossible to secure coverage from private companies.

Assessments are determined based on a formula largely determined by the market share of the member company in the property lines covered by TWIA. Potential assessments may be offset by windstorm business voluntarily written in the affected areas by the member company. HAIC has written insurance within the first tier including wind coverage, however not in amounts material enough to offset exposure to assessments. HAIC’s assessment percentage for the loss year 2013 was 0.75% of assessable losses.

Losses incurred by TWIA are funded in a number of ways, of which assessments are a part. The first $300M of losses are expected to be funded by premiums charged Coastal consumers and accumulated in a Premium and Catastrophe Reserve Fund. The next $500M in losses is to be funded by a Bond Anticipation Note/Class 1 Public Securities, repaid by future premiums collected by TWIA from Coastal residents.

The next $1B in losses is to be funded by Class 2 Post-Event Bonds. Policyholders in the catastrophe area are to repay 70% of the amount funded through surcharges on future premiums. Member companies are to repay 30% of the amount funded through member assessments. The next $500M in losses is to be funded by member assessments. If losses exceed the $2.3B provided for by the aforementioned means, TWIA has purchased an additional $850M of insurance from private sector reinsurers. Thus, TWIA member companies are subject to a potential assessment of their portion of $800M (30% of $1B + $500M).

HAIC’s property reinsurance programs all include these potential assessments in the definition of a covered loss.

The funding mechanisms available to TWIA do not address losses in excess of the $3.15B outlined above, whether caused by a single event or multiple events. The funding of TWIA is governed by Texas law. It is unknown if the State of Texas would, through legislation or otherwise, provide additional funding or what funding methods would be used.

Recent Developments

On March 14, 2014, the Company completed placement of its 2014-2015 catastrophe reinsurance program with third party reinsurers, effective April 1, 2014. Coverage was extended to $110 million in excess of $4 million in the new treaty year.

On March 3, 2014, Inter-Atlantic Fund, L.P., a beneficial owner of more than 5% of our outstanding shares of common stock, distributed 11,512,301 shares, $.0001 par value per share, to the limited partners of Inter-Atlantic Fund, L.P. in accordance with Inter-Atlantic Fund, L.P.’s partnership agreement. See Part III, Item 12 in this Form 10-K for further details.

On February 1, 2014, the Company issued 288,462 shares of common stock at $0.52 a share, as determined by an independent valuation expert who valued the Company as of December 31, 2013, to Inter-Atlantic Management, Inc., a beneficial owner of more than 5% of our outstanding shares of common stock. Per the terms of the Advisory Agreement dated August 1, 2013, Inter-Atlantic Management, Inc. will be issued annually on February 1st , a grant of the Company’s common stock which in aggregate will have a fair market value of $150,000 at the time of grant.

On January 31, 2014, the Company executed a new lease agreement to expand its corporate office approximately 2,802 feet, effective April 1, 2014 and to extend the expiration date to May 31, 2017. Base rent will increase April 1, 2014 to $11,597 per month through May 31, 2016 and will increase to $12,720 per month through May 31, 2017.

On January 24, 2014, the Company completed placement of its 2014-2015 quota share reinsurance program with third party reinsurers, effective April 1, 2014. The quota share ratio remains the same (90%) as the current program. Certain participants on the program will change from the 2013 program.

On August 31, 2013, the Company entered into a Stock Purchase Agreement with Mr. Spencer Tucker and Mr. Richard Backus pursuant to which the Company purchased 480,000 and 60,000 shares of the Company’s common stock from Mr. Tucker and Mr. Backus, respectively, for an aggregate consideration of $5,400. Mr. Tucker is the President and Chief Executive Officer of the Company. Mr. Backus was the Secretary of the Company at the time of the transaction.

On August 31, 2013, the Company effected a 2.5 for 1 forward stock split (the “Stock Split”) of all of its issued and outstanding shares of common stock. All holders of the Company’s Series A and Series B preferred shares converted their preferred shares to common stock prior to the effectiveness of the stock split.

Corporate Information

Our principal executive offices are located at 1333 Corporate Drive, Suite 325, Irving, TX 75038 and our telephone number is (972) 607-4241. Our website address is www.hoaic.com. Information contained on our website or that can be accessed through our website does not constitute a part of this Form 10-K and is not incorporated herein by reference.

Employees

As of December 31, 2013 we had 39 employees, all but one of whom are full time employees, including five executive officers. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

Available Information

We are subject to the information requirements of the Exchange Act and file annual, quarterly and current reports, and other information with the SEC. You may read and copy these reports on our website, www.hoaic.com under the Investor Relations section and at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. You may also access this information at the SEC’s website (www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, we make available, without charge, through our website (www.hoaic.com), electronic copies of our SEC filings, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish information to, the SEC.

ITEM 1A. Risk Factors

Our business is subject to a number of risks, including those described below, which could have a material effect on our results of operations, financial condition or liquidity and, additionally, could cause our operating results to vary significantly from period to period.

Risks Related to Our Business

Because our insurance subsidiary currently conducts business in only one state, any single catastrophic event or other condition affecting losses in that particular state could adversely affect our insurance subsidiary’s business, financial condition, and results of operations.

Our insurance subsidiary conducts business in only one state, the State of Texas. While our insurance subsidiary actively manages its exposure to catastrophic events through its underwriting process and the purchase of reinsurance, a single catastrophic event, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting the State of Texas could have a disproportionately adverse impact on our insurance subsidiary’s business, financial condition, and results of operations. In addition, the fact that our insurance subsidiary’s business is concentrated in the State of Texas subjects it to increased exposure to certain catastrophic events and destructive weather patterns such as severe thunderstorms, hurricanes, tropical storms, and floods. Changes in the prevailing regulatory, legal, economic, political, demographic, competitive, and other conditions in the State of Texas could also make it less attractive for our insurance subsidiary to do business in the State of Texas and would have a more pronounced effect on our insurance subsidiary than it would on other insurance companies that are more geographically diversified. Because our insurance subsidiary’s business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in the State of Texas could have an adverse effect on its business, financial condition, and results of operations.

Our results may fluctuate based on many factors including cyclical changes in the insurance industry.

The insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is often over time offset by an increasing supply of insurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly. These may also be factors in the market’s pricing of our common stock.

We cannot predict whether insurance market conditions will improve, remain constant or deteriorate. Negative insurance market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our ability to obtain business would be materially and adversely affected.

Increased competition, competitive pressures, industry developments and market conditions could affect the growth of our business and adversely impact our financial results.

The property and casualty insurance industry is cyclical and, during times of increased capacity, highly competitive. We compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Our principal competitors cannot be easily classified. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field, and other companies that write insurance only in Texas. Many of these competitors have greater financial resources, larger agency networks and greater name recognition than our company. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverages offered, and availability of coverage desired by customers, commission structure and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

Our ability to compete in the property and casualty insurance industry and our ability to expand our business may be negatively affected by the fact that we are not rated by A.M. Best. We are rated by Demotech, Inc. Mortgage companies and independent agents operating in the state of Texas generally accept a Demotech rating. However, in some states, mortgage companies require homeowners to obtain property insurance from an insurance company with a certain minimum A.M. Best rating. Further, some independent agents are reluctant to do business with a company that is not rated by A.M. Best. As a result, the minimum A.M. Best rating requirement may prevent us from expanding our business into other states or into certain independent agencies, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.

In addition, industry developments could further increase competition in our industry. These developments could include:

•	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage;
•	changing practices caused by the Internet, which has led to greater competition in the insurance business;
•	changes in Texas’ regulatory climate; and
•	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiary.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available.

If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.

If our actual losses from insured claims exceed our loss reserves, our financial results would be adversely affected.

We record reserves for specific claims incurred and reported and reserves for claims incurred but not reported. The estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider our estimate of the ultimate cost to settle the claim, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred. Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. While management believes that amounts included in the consolidated financial statements are adequate, there can be no assurance that future changes in loss development, favorable or unfavorable, will not occur. The estimates are periodically reviewed and any changes are reflected in current operations.

Our objective is to set reserves that are adequate and represent management’s best estimate; that is, the amounts originally recorded as reserves should at least equal the ultimate cost to investigate and settle claims. However, the process of establishing adequate reserves is inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. We regularly monitor and evaluate loss and loss adjustment expense reserve development to verify reserve adequacy. Any adjustment to reserves is reflected in underwriting results for the accounting period in which the adjustment is made.

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves which could have a material adverse effect on our future financial condition, results of operations and cash flows. To date, loss reserves have been adequate to cover losses incurred, including losses incurred but not reported. We have had no difficulty in establishing and maintaining adequate reserves for losses.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued and renewed, and our financial position and results of operations may be adversely affected.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth will depend on our ability to expand the number of insurance policies we write in Texas, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. Unexpected catastrophic events in our market areas, such as the severe thunderstorms experienced in Texas in recent years, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

We may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained earnings will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth, profitability, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing stockholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected. At present we have adequate capital to meet current levels of new business production and anticipated growth within the markets we serve and the products we offer. However, additional capital may be needed if through our expansion into additional states we significantly increase our premium production or if we decide to immediately and significantly reduce our need for and reliance on reinsurance.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our company’s capital and surplus, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of capital and surplus, premium and loss reserves invested. As we continue to grow and to deploy our capital, the proportion of income invested will decrease, and investment income will make up a smaller percentage of our net revenue. Currently, all of our capital is invested in money market funds or in bank deposits (i.e., certificates of deposit) that mature in no more than eighteen months. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners, and tenants for losses that result from, among other things, catastrophes. We are therefore subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event, the type of catastrophe and the severity of the event. Our policyholders are currently concentrated in Texas, which is especially subject to adverse weather conditions such as severe thunderstorms, hurricanes and tropical storms. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. See the risk factor below entitled “Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance may increase and we may not be able to successfully alleviate risk through reinsurance arrangements” for a discussion of our reinsurance coverage.

Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, and the escalation of loss severity may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiary.

Litigation against property and casualty insurance insurers in Texas has increased in recent years. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiary inadequate for current and future losses.

Although we follow the industry practice of reinsuring a portion of our risks we may not be able to successfully alleviate risk through reinsurance arrangements.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. Our reinsurance structure is comprised of numerous reinsurance companies with varying levels of participation providing coverage for loss and loss adjustment expense, or LAE, at pre-established minimum and maximum amounts. In accordance with our minimum requirements, our amount of reinsurance coverage is determined by subjecting our homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the amount of our probable maximum loss from a storm of severity that occurs once in every 100 years or greater. Our amount of losses retained (our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of our insurance subsidiary. For the 2012-2013 treaty period, we retain an aggregate of $300,000 in loss and LAE for each of the first two catastrophic events. We have purchased reinsurance treaties to insure our insurance subsidiary to the standard which consists of first and second event coverage greater than the 1- in -100 year level, as required by us. We purchased coverage totaling $65 million of aggregate loss and LAE. Single catastrophe losses and LAE exceeding $65 million are our responsibility. For the 2013 – 2014 treaty period, which began on April 1, 2013, we retain an aggregate of $400,000 in loss and LAE for each of the first two catastrophic events. We have purchased reinsurance treaties to insure our insurance subsidiary to the standard which consists of first and second event coverage greater than 1-in 100 year level, as required by us. We purchased coverage totaling $80 million of aggregate loss and LAE. Single catastrophe losses and LAE exceeding $80 million are our responsibility.

Although we follow the industry practice of reinsuring a portion of our risk through various types of reinsurance programs, including quota share, excess of loss and catastrophe excess of loss, we may not be able to successfully alleviate risk through such reinsurance arrangements. The pricing for these types of reinsurance is based on both on the experience of HAIC’s book of business as well as the overall experience of the global property and casualty insurance industry. The cost of the quota share reinsurance is reflected in the amount of the ceding commission allowance reinsurers pay HAIC of the production of the business. Should the allowance offered to HAIC by reinsurers not reflect the actual cost of producing the business, this would create a risk to the current business model and adversely affect the business. Both types of excess of loss reinsurance used by HAIC allows the sharing of losses on both a per risk and per occurrence basis, allowing HAIC to underwrite larger amounts of business than it would be able to, without this coverage. Reinsurers charge for this type of coverage by taking a percentage of the premium earned on each policy included in the program. The rising cost of this type of coverage, which could limit HAIC’s ability to obtain adequate levels of coverage could limit HAIC’s ability to write policies with certain risk limits and or limit its ability to take on additional business over concerns of risk concentration. Both instances would mean a reduction in business volume and would adversely affect the operating results of the company.

We face a risk of non-availability of reinsurance, which could materially and adversely affect our ability to write business and our results of operations and financial condition.

Market conditions beyond our control, such as the amount of capital in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection we purchase. We cannot be assured that reinsurance will remain continuously available to the same extent and on the same terms and rates as are currently available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, we may have to accept an increase in our net exposures and we may have to reduce our insurance writings. Either of these potential developments could have a material adverse effect on our financial position, results of operations and cash flows.

We face a risk of non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect our insurance subsidiary against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our insurance subsidiary from its primary obligation to pay for losses insured under the policies it issues, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective with regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, Standard & Poor’s, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. We may require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. It has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

•	engaging in vigorous underwriting;
•	carefully evaluating terms and conditions of our policies;
•	focusing on our risk aggregations by geographic zones, credit exposure and other bases; and
•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations in all of these tactics. No assurance can be given that an event or series of unanticipated events will not result in loss levels which could have a material adverse effect on our financial condition or results of operations.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as limitations or exclusions from coverage which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of endorsements to our policies that limit exposure to known risks, including but not limited to weather exclusions relating to homes in close proximity to the coast line.

While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely effect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

We may be unable to attract and retain qualified employees.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriters and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations, which could adversely affect our results.

Because we have relatively few employees, the loss of, or failure to attract, key personnel could also significantly impede the financial plans, growth, marketing and other objectives of our insurance subsidiary. Our insurance subsidiary’s success depends to a substantial extent on the ability and experience of the members of its senior management team. Our insurance subsidiary believes that its ability to grow and future success will depend in large part on its ability to attract and retain additional skilled and qualified personnel and to expand, train and manage its employees. Our insurance subsidiary may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense. We have employment agreements with some but not all key personnel.

To date we have had no difficulty attracting qualified personnel to support our operations. None of our personnel have indicated that they will resign or retire.

Our information technology systems may fail or suffer a loss of security which could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., quoting and issuing our policies, billing and applying payments, the printing and mailing of our policies, endorsements, renewal notices, etc). The failure of these systems could interrupt our operations. This could result in a material adverse effect on our business results.

The development and expansion of our business is dependent upon the successful development and implementation of advanced computer and data processing systems. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations. We license the software used in our policy administration process (PTS) from a third party, IDMI, Inc. IDMI also maintains PTS. In addition, we outsource the hosting and operating of our policy administration system with another third party, Primoris, Inc. Primoris Services, L.L.C., an affiliate of IDMI, hosts PTS on its servers located in Warner Robbins, GA, with a mirror processor hosting both system and policy records in Atlanta, GA. Through this “mirror processing environment” the Company has established a data security protocol which provides instant “off-site” back-up of both its operating software and data. In addition, the Company has offsite storage of the IDMI operating software with Iron Mountain Intellectual Property Management, Inc.

The Company’s insurance subsidiary is highly dependent on the successful and uninterrupted functioning of its computer systems. We rely on these systems to quote and underwrite our business, bill premium and issue policies to customers as well as provide financial data. The failure of the system through natural disaster and or power outages could disrupt our operations and could result in a material adverse effect on our business. The Company has addressed this risk through the establishment of back up facilities for data and source code built to DOD anti-terrorism force protection codes, at one of the most physically secure commercial data centers in the country. The Company will enhance its backup / data recovery capabilities by bringing on-line the mirror processing systems.

The license and maintenance agreement with IDMI may be terminated by us with 45 days written notice or by IDMI in the event of a material breach of the agreement (such as non-payment) by us. If termination of the IDMI agreement occurs, we may be required to spend significant capital and other resources to purchase and implement PTS or a replacement software system, and to staff and support the technologists that would be needed to maintain and operate our processing system. Alternatively, we could outsource our policy administration process with another third party, which would also require significant expenditures.

The hosting and operating agreement with Primoris may be terminated by us with 90 days written notice or by Primoris in the event of a material breach by us of the agreement. If termination of this agreement occurs, we may be required to spend significant capital and other resources to purchase and implement the hardware needed to host and operate PTS, and possibly to staff and support the technologists that would be needed to maintain and operate our processing system. Alternatively, we could outsource our PTS hosting and operating functions with another third party, which could also require significant expenditures.

Any failure on the part of a third party to properly maintain our policy administration system (PTS), or to host and operate PTS could lead to material litigation, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

We rely on independent agents to write our insurance policies, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.

We write insurance policies through approximately 650 independent agents in Texas, some of whom write a significant amount of business with us. We rely on these independent agents as the only source for our property insurance policies.

Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell would negatively affect our revenues. To date we have not experienced difficulty attracting new independent agents to support our new business and growth objectives.

We are only rated by Demotech, Inc. and do not have a rating from A.M. Best. The Demotech rating alone may not be sufficient to allow us to expand into parts of the United States where Demotech is not as well known or as widely used.

We are not rated by A.M. Best, although we are rated “A, Exceptional” by Demotech, Inc. We have never been reviewed by A.M. Best and do not intend to seek a rating from A.M. Best until we believe we can secure a minimum rating of B+, that being the minimum accepted by most lenders as well as many independent agents. Our analysis, applying known A.M. Best rating criteria, shows that we will need additional capital before we can qualify for an acceptable A.M. Best rating. Unlike Demotech, A.M. Best tends to penalize companies that are highly leveraged, i.e. that utilize reinsurance to support premium writings. HAIC has a gross premium to capital ratio of approximately 6.5-to-1, although our net premium to capital ratio is less than 1-to-1. We would need to reduce our gross ratio to approximately 2-to-1, either by increasing capital (the denominator) or decreasing premium writings (the numerator). Capital is expected to grow over time, but in order to achieve our premium revenue objectives and maintain size efficiency, we must continue to rely on reinsurers to ameliorate risks and provide financial support. In summary, we do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. Our Demotech rating has proved satisfactory to date in attracting an acceptable amount of business from independent agent and satisfies lenders as to our financial stability.

A rating by A.M Best is more widely accepted by lenders, independent agents and consumers than a Demotech rating. A.M. Best has been the rating standard relied upon to rate insurance companies in the United States for many years. The Demotech rating alone may not be sufficient to allow us to expand into parts of the United States where Demotech is not as well known or as widely used. However, Demotech’s rating has been sufficient in Texas and we expect it to be sufficient in expansion states that the Company has under study.

Our success depends on our ability to accurately price the risks we underwrite.

The results of our operations and the financial condition of our insurance subsidiary depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;
•	the uncertainties that inherently characterize estimates and assumptions;
•	our selection and application of appropriate rating and pricing techniques;
•	changes in legal standards, claim settlement practices, and restoration costs; and
•	legislatively imposed consumer initiatives.

A failure to adequately price risks will negatively affect future underwriting profits. We could also overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance subsidiary could be materially and adversely affected.

We incur additional costs as a result of being a public company, which could reduce our profits.

As a relatively new public company, we have and will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in the corporate governance practices of public companies, including rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Compliance with these rules and regulations will increase our legal and financial compliance costs and have made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we may incur in the future or the timing of such costs, which could increase our operating costs and reduce our profits.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

We are an emerging growth company as defined in the JOBS Act, and will continue to be an emerging growth company until: (i) the last day of our fiscal year following the fifth anniversary of our Registration Statement on Form S-1 filed August 8, 2013, (ii) the date on which we become a large accelerated filer, or (iii) the date on which we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years. As an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Regulation of our Insurance Operations

As an insurance holding company, we are currently subject to regulation by the State of Texas and in the future may become subject to regulation by certain other states or a federal regulator.

All states regulate insurance holding company systems. State statutes and administrative rules generally require each insurance company in the holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and consolidated tax allocation agreements.

Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and equitable, allocated between the parties in accordance with customary accounting practices, and fully disclosed in the records of the respective parties. Many types of transactions between an insurance company and its affiliates, such as transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system, may be subject to prior notice to, or prior approval by, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action which could adversely affect our operations.

Our insurance subsidiary currently operates only in the State of Texas. In the future, our insurance subsidiary may become authorized to transact business in other states and therefore will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

Our insurance subsidiary is subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Our insurance subsidiary is subject to the supervision and regulation of the state in which it is domiciled (Texas) and the state(s) in which it does business (currently only Texas). Such supervision and regulation is primarily designed to protect our policyholders rather than our stockholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

•	the content and timing of required notices and other policyholder information;
•	the amount of premiums the insurer may write in relation to its surplus;
•	the amount and nature of reinsurance a company is required to purchase;
•	participation in guaranty funds and other statutorily-created markets or organizations;
•	business operations and claims practices;
•	approval of policy forms and premium rates;
•	standards of solvency, including risk-based capital measurements;
•	licensing of insurers and their products;

•	restrictions on the nature, quality and concentration of investments;
•	restrictions on the ability of our insurance company subsidiary to pay dividends to us;
•	restrictions on transactions between insurance company subsidiaries and their affiliates;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;
•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;
•	prescribing the form and content of records of financial condition required to be filed; and
•	requiring reserves as required by statutory accounting rules.

The Texas Department of Insurance and regulators in other jurisdictions where our insurance subsidiary may become licensed conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

The Company's insurance subsidiary, HAIC is not currently subject to any regulatory investigations or settlements.

Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

Changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the state in which we conduct business (currently only Texas). This regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors in the insurance company or its affiliates, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, trade practices and claims practices, participation in guaranty funds and other statutorily-created markets or organizations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. The National Association of Insurance Commissioners (“NAIC”) and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

From time to time, states consider and/or enact laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. States also consider and/or enact laws that impact the competitive environment and marketplace for property and casualty insurance. Texas lawmakers may enact legislation that reduces our profitability, limits our growth, or otherwise adversely affects our operations.

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to nonrenew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) limitations upon or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market, and (vi) increased regulation of insurers’ policy administration and claims handling practices.

Currently, the federal government does not directly regulate the insurance business. However, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal charter, similar to banks. In addition, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, can significantly impact the insurance industry and us.

We cannot predict with certainty the effect any enacted, proposed or future state or federal legislation or NAIC initiatives may have on the conduct of our business. Furthermore, there can be no assurance that the regulatory requirements applicable to our business will not become more stringent in the future or result in materially higher costs than current requirements, or that creation of a federal insurance regulatory system will not adversely affect our business or disproportionately benefit our competitors. Changes in the regulation of our business may reduce our profitability, limit our growth or otherwise adversely affect our operations.

Our insurance subsidiary is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Our insurance subsidiary is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of Texas. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require our insurance subsidiary to report its results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

Since beginning operations in 2006 the Company has not been dependent on the receipt of dividends from its operating subsidiaries to pay dividends to its stockholders. In 2012, HAMGA paid two dividends to the Company totaling $800,000. These funds were used to increase the capital of the Company’s insurance subsidiary by $500,000 and to finance the expenses of the stock registration project. The Company was able to finance its operations and maintain the statutory required capital of its insurance subsidiary from its original organizational financing, additional surplus contributions from its parent, and the small amount of interest income earned on invested assets. In 2013, HAMGA paid a dividend to the Company totaling $400,000. These funds were used for operating expenses of the Company. In 2013, HAHC contributed $100,000 to the Paid in Surplus of HAIC.

In addition, our insurance subsidiary is required to maintain certain minimum capital and surplus and to limit its net written premiums (direct premiums net of reinsurance premiums) to specified multiples of its capital and surplus. The insurance subsidiary could exceed these ratios if its volume increases faster than anticipated, if it cannot purchase adequate reinsurance, or if its surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.

Any failure by our insurance subsidiary to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by the laws of Texas (or other states where we may eventually conduct business) could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

Any changes in existing risk-based capital requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do.

Our status as an insurance holding company could adversely affect our ability to meet our obligations and pay dividends.

As an insurance holding company, we are in part dependent on dividends and other permitted payments from our insurance subsidiary to pay any cash dividends to our stockholders, to service debt and for our operating capital. The ability of our insurance subsidiary to pay dividends to us is subject to certain restrictions imposed under Texas insurance law. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

Risks Related to an Investment in Our Securities

There has been no established public trading market for our securities and your investment may be illiquid for an indefinite amount of time.

There is currently no public market for our securities. The application to have our stock quoted on the Over-the-Counter Bulletin Board has been denied by the Financial Industry Regulatory Authority (“FINRA”). Our application is still considered to be active, however, it is in denied status due to concentration of shareholders as well as a limited number of shareholders. The Company is actively seeking ways to meet FINRA’s requirements to be quoted. However, there can be no assurance that we will meet FINRA's listing requirements. In addition, there can be no assurance that an active, public trading market will ever develop even if we are successful registering on a public stock exchange. The market price of the securities is subject to significant fluctuation in response to variations in quarterly and annual operating results, general trends in our company’s industry, actions taken by competitors, the overall performance of the stock market, and other factors.

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock may cause the trading price of our securities to decline and could impair our ability to raise capital through subsequent equity offerings.

Future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities. In addition, there are outstanding options to purchase 2,708,750 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders, may have a negative effect on the market price of our common stock.

If our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our securities are listed on a national securities exchange, or we have net tangible assets of $5.0 million or more and our common stock has a market price per share of $5.00 or more, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must: make a special written suitability determination for the purchaser; receive the purchaser’s written agreement to the transaction prior to sale; provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these "penny stocks" as well as a purchaser’s legal remedies; and obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed. As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell shares of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock for the foreseeable future; therefore, returns on your investment may only be realized by the appreciation in value of our securities.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth. Because of this, investors who purchase common stock may only realize a return on their investment if the value of our common stock appreciates. If we determine that we will pay dividends to the holders of our common stock, there is no assurance or guarantee that such dividends will be paid on a timely basis.

In addition, the declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon the profits and financial requirements of our company and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

Provisions in our Amended and Restated Certificate of Incorporation, may restrict the voting rights of our stock and may restrict the transferability of our stock.

Our Amended and Restated Certificate of Incorporation, generally provides that if any person owns, directly, indirectly or by attribution, more than 9.9% of the total combined voting power of our stock entitled to vote, the voting rights attached to such stock will be reduced so that such person may not exercise and is not attributed more than 9.9% of the total combined voting power. In addition, our board of directors may limit a stockholder’s exercise of voting rights where it deems it necessary to do so to avoid non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our stockholders.

Under our Amended and Restated Certificate of Incorporation, subject to waiver by our board of directors, no transfer of our stock is permitted if such transfer would result in a stockholder controlling more than 9.9% determined by value or by voting power of our outstanding stock. Our Amended and Restated Certificate of Incorporation, also provide that if our board of directors determines that stock ownership by a person may result in (i) stockholder owning directly, indirectly or by retribution, more than 9.9% of the total combined voting power of our stock entitled to vote, or (ii) any non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our stockholders, then we have the option, but not the obligation, to require that stockholder to sell to us for fair market value the minimum number of shares of stock held by such person which is necessary so that after such purchase such stockholder will not own more than 9.9% of the total combined voting power, or is necessary to eliminate the non-de minimis adverse tax, legal or regulatory consequences. These provisions may restrict the voting rights and transferability of our shares, which could also affect the price that some investors are willing to pay for our common stock.

Delaware law may discourage takeover attempts and may result in entrenchment of management.

Our certificate of incorporation, bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions; - authorizing "blank check" preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock; - limiting the liability of, and providing indemnification to, our directors and officers; - limiting the ability of our stockholders to call and bring business before special meetings; - controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and - providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.    Properties

As of December 31, 2013, we leased 6,738 square feet of office space in Irving, Texas and the monthly rent for this space was $9,128.40 payable in equal monthly installments. Rent may be increased each December 31st, with a maximum increase equal to 95% of our pro rata share, based on occupancy, of any increase in the landlord’s operating costs. The cost of utilities is charged separately, prorated based on occupancy. In January 2014, the company executed a new lease agreement which increases the square footage of office space to approximately 9,450 square feet. In April 2014, the monthly rent for this space will increase to $11,597.00 per month. The lease for this office space expires on May 31, 2017.

ITEM 3.    Legal Proceedings

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for our common stock. Our application to have our stock quoted on the Over-the-Counter Bulletin Board has been denied by FINRA. Our application is still considered to be active, however, it is in denied status due to concentration of shareholders as well as a limited number of shareholders. The Company is actively seeking ways to meet FINRA’s requirements to be quoted on the over-the-counter bulletin board; however, no assurance can be given as to our success in qualifying for quotation on the OTCBB.

Holders of Common Equity

As of March 28, 2014, there are approximately 22 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Any cash that might be available for payment of dividends will be used to expand our business. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant to our board of directors.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

On August 31, 2013, the Company entered into a Stock Purchase Agreement with Mr. Spencer Tucker and Mr. Richard Backus pursuant to which the Company purchased 480,000 and 60,000 shares of the Company’s common stock from Mr. Tucker and Mr. Backus, respectively, for an aggregate consideration of $5,400. Mr. Tucker is the President and Chief Executive Officer of the Company. Mr. Backus was the Secretary of the Company at the time of the transaction.

The following table summarizes share repurchase activity during the third quarter of 2013 as adjusted for the 2.5:1 forward stock split that became effective August 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Forward Stock Split on 08/31/13	Treasury Shares Post Forward Split

July 1 - 31, 2013	-	-		-
August 1 - 31, 2013	540,000	$0.01	2.5:1	1,350,000
September 1 - 30, 2013	-	-		-
Total	540,000			1,350,000

ITEM 6.    Selected Financial Data

Not Applicable.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this annual report on Form 10-K. You should review the “Risk Factors” section of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and related financing includes forward-looking statements that involve risks and uncertainties.

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

We have applied for licenses to write business in thirty states. To date, we have received certificates of authority from Louisiana, Missouri, Nebraska, Nevada, South Dakota, and Utah for approval to offer homeowners, dwelling fire and extended coverage, tenant and condominium owners policies. We plan to begin writing business in Arizona in the second quarter of 2014.

As mentioned previously, the Company sells insurance policies only within Texas. As such, the health of the Texas economy and housing market has a direct impact on the Company’s business activity. The following selected statistics are key indicators that management monitors when evaluating the Company’s current financial condition and operating results:

•	Texas unemployment rate was 6.1% at December month end, as compared to the national U.S. rate of 6.7%.
•	Single family building permits were up 15.0% year over year as of November month end, while home prices were up 7.9% for the same period.

These favorable economic indicators in addition to low severity convectional thunderstorms and other catastrophic events are all factors which aided in the positive results recorded by the Company for the year ended December 31, 2013.

Our principal revenues are earned premiums (which are reported net of reinsurance costs), ceding commissions and policy fees. We cede a substantial portion of our earned premium to reinsurers under a quota share program to mitigate high frequency risks as well as catastrophic events and under excess of loss contracts to mitigate losses from catastrophic events. Our principal expenses are claims from policyholders, policy acquisition expenses, and underwriting and other operating expenses. Our net income for the year ended December 31, 2013 was $1,968,763.

Net income available to common stockholders was $994,584 for the year ended December 31, 2013. As of December 31, 2013 we had total assets of $73.2 million and stockholders’ equity of $8.3 million.

At the end of 2013, our market share of the approximately $7.2 billion Texas homeowners insurance market was estimated to be 0.66% by SNL Financial, making us the 20th largest Texas homeowners company in terms of Texas premium. Our current property insurance policy in force count of 60,873 represents annualized premiums of approximately $58.3 million.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

The following table summarizes our results of operations for the year ended December 31, 2013 and 2012:

	2013	2012
Revenues:

Premiums earned	$53,238,811	$47,185,700
Ceded premiums	(48,422,943)	(42,207,361)
Net premiums	4,815,868	4,978,339
Policy fees	4,655,315	4,442,069
Ceding commissions	10,493,183	9,601,837
Gross investment income	41,649	17,980
Reinsurance profit sharing, installment fees and other income	2,544,751	1,392,732

Total Revenue	22,550,766	20,432,957

Expenses:

Losses and loss adjustment expenses	2,259,107	4,064,797
Policy acquisition expenses	11,606,188	10,178,892
Underwriting and other operating expenses	5,677,484	5,325,414

Total Expenses	19,542,779	19,569,103

Income before income taxes	3,007,987	863,854

Provision (benefit) for income taxes:
Current	1,155,634	376,688
Deferred	(116,410)	(615,830)
Total income taxes	1,039,224	(239,142)

Net income	$1,968,763	$1,102,996

Cumulative preferred stock dividends	(974,179)	(1,288,750)

Net income (loss) available to common stockholders	$994,584	$(185,754)

Basic income (loss) per common share	$0.15	$(0.08)
Weighted average number of common shares outstanding - basic	6,777,047	2,250,000
Diluted income (loss) per common share	$0.11	$(0.08)
Weighted average number of common shares outstanding - diluted	17,633,640	2,250,000
Cash dividend declared per common share	$0	$0

Loss ratio to net earned premium	46.91%	81.65%
Expenses to direct earned premium	32.46%	32.86%
Acquisition & underwriting and other operating expenses to fee income	97.69%	100.44%
Combined loss & expense to total earned revenue	86.82%	95.86%

Net income for the year ended December 31, 2013 was positively impacted by improved underwriting results. Net income was $1,968,763 for the year ended December 31, 2013 as compared to net income of $1,102,996 for the year ended December 31, 2012. The primary factor in our improved results was the improvement in underwriting income, a direct result of reduced numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business. During 2013, the Company sustained gross losses (losses prior to reinsurance recoveries) totaling $6.0 million from eight storms occurring in the calendar year. The same period in 2012, the Company incurred gross losses (losses prior to reinsurance recoveries) of $36.3 million in losses on seven storms occurring in the calendar year. Net of reinsurance recoveries, the Company’s loss experience resulted in a negative income impact of $601,000 for the year ended December 31, 2013.

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

Effective with the new treaty, the Company began ceding to reinsurers on a premium written basis, rather than on premium collected basis as it had in the past. The impact of the procedural change can be seen within the Company’s consolidated balance sheets, as ceded deferred premium which was $2.38 million as of December 31, 2012, was $0 at December 31, 2013. This change in the way premium is remitted to reinsurers has no impact on the way coverage is provided by the reinsurance program.

Revenue

Premium production for the year ended December 31, 2013 was $58 million, an increase of $6.7 million or 12.98% over the same period in 2012. The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

Gross Premiums Earned for the year ended December 31, 2013 and 2012 were $53.2 million and $47.2 million, respectively. The $6.1 million increase or 12.83%, is primarily the result of increased property insurance premium, which increased $8.5 million or 17.33%. The increase in property insurance premium is partially offset by a reduction of $1.9 million in private passenger auto insurance written premium year over year. The Company has made the strategic decision to exit the private passenger auto insurance business, the last policy expired October 2013.

Premiums Ceded for the year ended December 31, 2013 and 2012 were approximately $48.4 million and $42.2 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties. Premiums ceded were 90.95% and 89.45% of gross premiums earned during the year ended December 31, 2013 and 2012, respectively, primarily the result of our 90% quota share reinsurance program. We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.

Net Premiums Earned for the year ended December 31, 2013 and 2012 were $4.8 million and $5.0 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Ceding Commission, Reinsurance Profit Sharing and Other Fee Income for the year ended December 31, 2013 was $17.7 million compared to $15.5 million for the year ended December 31, 2012. The primary factors for this improvement include increased policy volume and improved underwriting results mentioned previously.

Net Premiums Written during the year ended December 31, 2013 was $6.3 million and remained relatively flat as compared to the same period in 2012. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the year ended December 31, 2013 and 2012 (values in thousands):

	Year Ended
	December 31,
	2013	2012
Net Premiums Written	$6,273	$6,258
Change in Unearned Premium	(389)	(358)
Catastrophe & EXOL Premium	(1,068)	(922)
Net Premiums Earned	$4,816	$4,978

Gross Investment Income while still remaining a comparatively minor contributor to total revenue increased approximately 131.66% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This is primarily the result of increased cash balances (higher premium production and lower claims) and a change to our investment strategy. Our investment strategy through December 31, 2012 included the holding of excess funds in non-interest bearing accounts which were fully insured by the FDIC. Beginning January 1, 2013, FDIC insurance coverage was reduced to deposits of $250,000 or less, therefore, we changed our investment strategy by investing excess funds in federally insured certificates of deposits and in money market funds backed by securities issued by the U.S. Government.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $2.3 million and $4.1 million, respectively, for the years ended December 31, 2013 and 2012. During 2013, we experienced improved loss experience due to fewer convectional thunderstorm events in the geographical areas where our business is located, plus to lesser extent, favorable loss development with respect to our net unpaid losses and loss adjustment expenses established as of December 31, 2012. Together, these factors contributed to the overall favorable variance of approximately $1.8 million with respect to the total losses and loss adjustment expenses incurred for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our liability for losses and loss adjustment expense (“Reserves”) is more fully described below under “Critical Accounting Policies and Estimates”. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.

Policy Acquisition Expenses for the years ended December 31, 2013 and 2012 were $11.6 million and $10.2 million, respectively, which primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase in 2013 is primarily attributable to the increase in our overall production.

Underwriting and Other Operating Expenses for the years ended December 31, 2013 and 2012 were $5.7 million and $5.3 million, respectively. The $352,000 increase is primarily attributable to increases in compensation and compensation-related costs, and other administrative costs, which include a variety of professional service fees, recruiting fees, and other general expenses. As of December 31, 2013, we had 39 employees all but one whom are full time compared to 36 employees as of December 31, 2012.

Income Taxes for the years ended December 31, 2013 and 2012 were $1,039,224 and ($239,142), respectively, for state and federal taxes resulting in an effective tax rate of 34.55% for 2013 and (27.68%) for 2012. The effective tax rates were impacted primarily as a result of changes in the deferred tax asset valuation allowance.

Ratios:

The loss ratio applicable to the year ended December 31, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 46.91% compared to 81.65% for the year ended December 31, 2012. Our loss ratio was positively impacted by a significant decrease in incurred losses incurred as a result of spring storm events, as previously mentioned.

Our expenses (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 32.46% for the year ended December 31, 2013, compared to 32.86% for the year ended December 31, 2012. The decrease in our expense ratio is primarily attributable to higher direct earned premium, the result of the expansion of our business.

Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers, the Company receives a ceding commission from reinsurers for the production of the business. This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium. For the year ended December 31, 2013 our acquisition and underwriting and other operating expenses were 97.69%, of policy related fee income, as compared to 100.44% for the year ended December 31, 2012.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the year ended December 31, 2013 was 86.82% compared to 95.86% for the year ended December 31, 2012.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2013 and 2012 are summarized below.

Cash Flows for the Year ended December 31, 2013

Net cash used by operating activities for the year ended December 31, 2013 was approximately $1.9 million. Significant factors in this movement consisted primarily of an increase in cash received from higher net written premiums, less cash used for paid claims and operating expenses, as well as increased disbursements related to the settlement of the Company’s reinsurance treaties. Net cash used in investing activities of $0.2 million was primarily due to purchases of short-term investments of $1.8 million, purchases of long-term investments of $2.0 million and the purchases of furniture, equipment, and software of $0.1 million offset by maturities of short-term investments of $1.5 million and maturities of long-term investments of $2.2 million. Net cash used in financing activities totaled $5,400 for repurchase of common stock.

Cash Flows for the Year ended December 31, 2012

Net cash provided by operating activities for the year ended December 31, 2012 was approximately $6.0 million, which consisted primarily of cash received from net written premiums and investment income less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $4.0 million was primarily due to purchases of short-term investments of $1.8 million, purchases of long-term investments of $2.0 million and the purchases of furniture, equipment, and software of $0.2 million. Net cash provided by financing activities totaled $1.0 million from proceeds of convertible notes payable.

Credit Risk

Credit risk is a major factor in operating our business. We review credit risk from a variety of sources: financial institutions in regard to cash deposits; investment risk; counter-party risk from reinsurers; premium receivables; notes receivable and long-term investment assets; loss sensitive underwriting accounts; and key vendor relationships. We have established specific guidelines and procedures to evaluate our exposure, particularly with regard to our excess cash and investment holdings, and our receivable balances from insureds and reinsurers.

In regard to our investments and cash deposits as of December 31, 2013, we have limited our credit exposure to financial instruments by investing and holding our excess cash in bank demand and time deposits (i.e., CDs) as well as money market accounts which are covered by FDIC insurance. To meet liquidity needs, all deposit mature in no more than eighteen months.

The credit risk we are exposed to on ceded premium and losses recoverable from reinsurers is managed through the careful selection of reinsurance companies. When selecting reinsurance coverage, we consider the financial strength and stability of the providers, their history of responding to claims, and their overall reputation. We require that all reinsurers have an A.M. Best rating of A- (Excellent), or better, or an S&P rating of AA- or better, in order to minimize the risk of uncollectable balances. HAIC continually monitors the financial condition of its reinsurers with the aid of its reinsurance brokers, AON, and Guy Carpenter. As of December 31, 2013, no reinsurance recoverable balance is outstanding beyond 30 days. We do not use credit default swaps to mitigate our credit exposure from either investments or counterparties.

Our key vendor (agent) and insured credit risk centers around the collectability of policy premium. Initially, overall premium collection credit risk is limited by our collection of approximately 62% of our property insurance policies through property mortgagee escrow accounts. Agent credit risk is limited through the daily sweep of all premiums paid directly to the agent by the insured. Finally, on any premium collected directly from an insured, we require a 17% down payment and limit the period over which the balance is collected to a maximum of 8 installments. Policies are cancelled as soon as any installment is past due, where the policy is out of equity.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013 and 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We continually evaluate these estimates and assumptions based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operation will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following reserve liabilities are the most sensitive to estimates and judgments.

Reserves for Loss and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses, or LAE. Unless otherwise specified below, the term "loss reserves" shall encompass reserves for both losses and LAE. Loss reserves reflect management's best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been "incurred but not yet reported". Loss reserves established by us are not an exact calculation of our liability. Rather, loss reserves represent management's best estimate of our company's liability based on application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves judgment which is affected by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. Our exposure is impacted by both the risk characteristics of the physical locations where we write policies, such as weather-related risks, as well as risks associated with varying social, judicial and legislative characteristics in Texas, the state in which we operate. In determining loss reserves, we give careful consideration to all available data and actuarial analyses, however this process involves significant judgment.

Case reserves on reported claims are established on a claim by claim basis. Supported by a property damage estimate software package, more fully described later, our experienced claim personnel estimate the ultimate expected loss amount as soon as possible after the claim event, but in no case greater than 30 days from receipt of the notice of loss. Being primarily a property insurance company, our case loss reserves are “short-tail”, meaning that ultimate loss values are known and settled comparatively quickly. Most often, claims are paid out within 60 to 90 days of their reporting. Factoring into the claim cost is only damage to tangible property, requiring either its repair or replacement. The setting of case reserves for property related short-tail claims is far less complex. Claims rarely include coverage elements which routinely take many years to develop and are often paid out over long periods of time. As such, there is very little impact resulting from the “time value of money” on our reserve values, nor are there estimates of long term medical expenses, educational expenses and or the valuation of the loss of companionship, etc.

Assisting us in setting the case reserves, after first reviewing the elements of the claim and the coverage afforded under the policy, the Company uses a damage estimating software package called Xactimate, developed and owned by the industry leader, Insurance Service Office. The estimating software researches and reports on estimates of structural repair pricing and compares it to actual completed bids and market surveys. The research includes over 40,000 providers of materials, equipment and labor and over 80,000 surveys each year.

IBNR reserves are developed separately for non-catastrophe losses and catastrophe based claims. Both types of IBNR reserves contain factors for case development on known claims:

IBNR Factor Development – Non-Catastrophe Events:

Reserves are developed by using accident month / reported month grids, which are then rolled up into a cumulative incurred loss triangle. Loss factors are calculated based on aggregating the month to month diagonals (i.e. month 2 incurred / initial accident month incurred, month 3 incurred / month 2 incurred). For each accident month, development is reviewed for consistency, and outlying results (on the high and the low side) as well as the most recent couple of months, for which data is considered immature, are deleted from the data for smoothing purposes. Period to period development factors are then calculated, from which period to ultimate loss incurred factors are calculated. Factors are reviewed quarterly and adjusted as needed. Factor changes for the periods under review, from period to period, are considered to be insignificant. Therefore the methodology used is considered to be consistent from period to period. IBNR reserve calculations used during the 2011 year were extended from 13 months past the accident month to 24 months past the accident month to improve upon the estimation of the final loss incurred.

IBNR Factor Development –Catastrophe Events:

Traditional monthly loss reserving factors are not deemed appropriate for determining IBNR estimates for catastrophic events as these events do not occur evenly throughout a month, as regular loss events do. So an alternative approach to loss development has to be used, one that takes into consideration development and reporting from a specific loss date, rather than from the end of a specific month. In addition, since the HAIC is subject to catastrophic loss events (hurricane and convectional thunderstorms) which have differing cycles for loss reporting and claim development, calculations need to be made for each type event. Each analysis is made by projecting the ultimate loss value into the future and subtracting it from the known incurred losses. The Company’s claim system has the ability to track incurred claims on a “days to report” basis, so that we can look at incurred claim values for claims reported in the following bands:

Incident to Report Date

Same Day
1 > 5
6 > 15
16 > 30
31 > 60
61 > 90
91 > 120
121 > 360
>360

Data can be pulled in by event and by accident period. However, since events individually behave inconsistently, data is pulled on an accident year basis (so that variability could be reviewed), and rolled up to an ITD basis for this evaluation. For each of the above bands, the $ incurred and % of total incurred from claims reported during those time frames is calculated by accident year, as were cumulative values. This data is then spread out into days from the event (so that 1-5 band became individual days 1, 2, 3, 4, 5 and so on for the other bands) on a straight line basis, which is then adjusted to scale over the time period so that claim reporting was greater earlier in the bands than later in the bands (so for the 1-5 band, proportionally more was reported on day 1 than day 2, etc.). Initially, this is done on a daily basis for days 0-30, with subsequent periods grouped broken into bands of 5, 15 and 30 days. These factors are then rolled up into cumulative factors and further scaled so that reporting is maxed out at 365 days, when the vast majority of reported claims are thought to be known. In application, the factors are stratified to a daily scale, so that actual days from event are used to select the specific factor to be used.

Lastly, event losses are capped based on the company’s catastrophe reinsurance coverage, so that no more than $3.0 million per event is included. Once the projected event limit reaches $3.0 million, no further retained IBNR is projected for the event, only gross and ceded IBNR. Effective April 1, 2013, the Company’s reinsurance coverage caps losses at $4.0 million per event. As such, for events occurring after April 1, 2013, once the event projected losses reach $4.0 million, no further retained IBNR is projected for the event.

IBNR Factor Development –Automobile:

Virtually all auto claims are reported within 3 months, and most within 30 days. HAIC has had negligible liability losses experience since beginning to write private passenger automobile insurance (monthly average liability loss under $3,000). As such, virtually all claims reported are for physical damage. Inasmuch as auto physical damage claims typically develops very quickly, an IBNR calculation for this line of business using traditional factors produces exceptionally low results and does not provide a reasonable amount of IBNR for the most recent month and for accidents occurring during the last part of the month. Therefore, an alternative approach was taken.

Similar data is used to determine automobile IBNR as is used to do catastrophe events so that historically, reported incurred losses are looked at based on the number of days from the incident. For this analysis, all auto claims, cat and non-cat, are included. Catastrophe claims for auto coverages are minimal. In addition, total loss development is determined using traditional loss triangles. Our factors are developed so that the most recent months incurred is split into 3 parts: 1st half of the month, days 16-25, and the last 5 days of the month. Factors are calculated for each of these periods, and the most recent month’s incurred losses are split proportionally across the month. In this way, the vast majority of IBNR losses come from the last week of the month, where one would expect them, given the very short reporting period for auto claims.

The liability for losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to our insurance company. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the kind of loss involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and LAE are determined using historical information by line of insurance as adjusted to current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends and reviews of results of historical reserving estimates over multiple years.

Reserves are closely monitored and are recalculated periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, management continuously reviews existing reserves, making changes to existing case reserves as indicated. As we develop historical data regarding paid and incurred losses, we use this data to develop expected ultimate loss and loss adjustment expenses which we use to establish IBNR reserves. In connection with the determination of IBNR reserves, we will also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends regarding liability.

When a claim is reported to us, our claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects HAIC’s historical loss experience as it relates to the type of loss, informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator. The individual estimating the reserve considers the nature and value of the specific claim, the severity of injury or damage, location, and the policy provisions relating to the type of loss. Case reserves are adjusted by us as more information becomes available. It is our policy to settle each claim as expeditiously as possible.

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported as well as developments on reported claims. The IBNR reserve is determined by estimating our insurance company's ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and payments made to date for reported claims.

Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

The following table sets forth the amount of the gross reserves for loss and loss adjustment expense:

	December 2013	December 2012	December 2011
Loss Reserves	$4,190,593	$5,265,200	$6,191,432
Loss Adjustment Expense Reserves
Legal Defense Reserves	7,224,591	1,610,315	487,156
Claim Adjusting Reserves	148,080	168,690	202,369

Loss Reserves, Before IBNR	$11,563,264	$7,044,205	$6,880,957

IBNR	4,320,798	4,597,091	2,428,017

Total Loss & Loss Adjustment Reserves	$15,884,062	$11,641,296	$9,308,974

Our independent actuary who reviews our loss reserves at calendar year ends has not required, nor suggested, there be an increase to loss reserves established by management.

Reinsurance

Reinsurance recoverables recorded with respect to insurance losses ceded to reinsurers under reinsurance contracts are also subject to estimation error. The value of ceded losses are determined using the same methods as described above, and therefore, are subject to the same uncertainties as reserves for direct losses and LAE. Additionally, estimates of reinsurance recoverables may prove uncollectible if the reinsurer is unable or unwilling to perform under the contract. The ceding of insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligation under the reinsurance agreement. We evaluate the balances due from reinsurance companies for collectability, and when indicated, in management's opinion, issues of collectability exist, establish an allowance for doubtful accounts. For information about the risks of non-collectability of reinsurance, see the risk factor under Item 1A.entitled "We face a risk of non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition".

Deferred Policy Acquisition Costs Recoverability

Deferred policy acquisitions costs (“DAC”) consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if estimates of future premium income from their related lines of insurance are revised.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carry forwards and carry backs. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

Realization of any carry forward component of deferred tax assets depends upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years.

Recently Issued Accounting Pronouncements

See Note 2 within Item 8. Financial Statements and Supplementary Data in our Notes to Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Homeowners of America Holding Corporation

Irving, Texas

We have audited the accompanying consolidated balance sheets of Homeowners of America Holding Corporation and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeowners of America Holding Corporation as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December, 2013, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 31, 2014

Homeowners of America Holding Corporation

Consolidated Balance Sheets

December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012

Assets:
Cash and cash equivalents	$8,104,310	$10,194,375
Short-term investments	4,151,011	3,853,353
Restricted cash and investments	1,000,000	1,000,000
Long-term investments	1,960,000	2,155,695
Accrued investment income	8,853	8,435
Due and deferred premiums	4,169,824	3,643,136
Balance due from reinsurers	46,281,756	36,080,628
Property, equipment and software, net	244,516	234,156
Deferred policy acquisition costs	6,214,334	5,274,515
Deferred ceding commissions	-	683,914
TWIA assessments, net of ceded amounts	-	80,040
Prepaid expenses and other	128,195	130,296
Deferred tax assets, net	933,221	816,811

Total assets	$73,196,020	$64,155,354

Liabilities

Loss and loss adjustment expenses	$15,884,062	$11,641,296
Advance premiums	90,854	36,499
Ceded reinsurance premiums payable	3,271,858	2,782,190
Unearned premiums	31,297,118	26,578,928
Ceded deferred premiums	-	2,381,906
Unearned ceding commissions	8,067,162	6,826,778
Commissions payable, reinsurers and agents	3,716,423	6,117,170
General and other accrued expenses payable	1,906,265	729,441
Income tax payable	211,198	349,785
Taxes, licenses and other fees payable	474,503	431,382
Funds held under reinsurance treaty	-	36,573
Convertible promissory note	-	1,000,000

Total liabilities	64,919,443	58,911,948

Stockholders’ equity:

Preferred stock, convertible; 12.5% cumulative; $0.0001 par value per share;
Series A 4,500,000 shares authorized; 4,500,000 shares issued and outstanding as of December 31, 2012	-	450
Series B 1,000,000 shares authorized; 500,000 shares issued and outstanding as of December 31, 2012	-	50

Preferred stock, convertible; 12.5% cumulative; $0.0001 par value per share;
20,500,000 shares authorized; no shares issued and outstanding as of December 31, 2013	-	-

Common stock, $0.0001 par value per share; 10,000,000 shares authorized;
900,000 shares issued and outstanding as of December 31, 2012	-	90

Common stock, $0.0001 par value per share; 40,000,000 shares authorized;
17,181,140 shares issued and 15,831,140 shares outstanding as of December 31, 2013	1,583	-
Treasury stock, $0.0001 par value per share; 1,350,000 common shares as of December 31, 2013	(135)	-
Additional paid-in-capital	5,969,550	4,906,000
Retained earnings	2,305,579	336,816

Total stockholders’ equity	8,276,577	5,243,406

Total liabilities and stockholders’ equity	$73,196,020	$64,155,354

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

	2013	2012
Revenues:

Premiums earned	$53,238,811	$47,185,700
Ceded premiums	(48,422,943)	(42,207,361)
Net premiums	4,815,868	4,978,339
Policy fees	4,655,315	4,442,069
Ceding commissions	10,493,183	9,601,837
Gross investment income	41,649	17,980
Reinsurance profit sharing, installment fees and other income	2,544,751	1,392,732

Total Revenue	22,550,766	20,432,957

Expenses:

Losses and loss adjustment expenses	2,259,107	4,064,797
Policy acquisition expenses	11,606,188	10,178,892
Underwriting and other operating expenses	5,677,484	5,325,414

Total Expenses	19,542,779	19,569,103

Income before income taxes	3,007,987	863,854

Provision (benefit) for income taxes:
Current	1,155,634	376,688
Deferred	(116,410)	(615,830)
Total income taxes	1,039,224	(239,142)

Net income	$1,968,763	$1,102,996

Cumulative preferred stock dividends	(974,179)	(1,288,750)

Net income (loss) available to common stockholders	$994,584	$(185,754)

Basic income (loss) per common share	$0.15	$(0.08)
Weighted average number of common shares outstanding - basic	6,777,047	2,250,000
Diluted income (loss) per common share	$0.11	$(0.08)
Weighted average number of common shares outstanding - diluted	17,633,640	2,250,000
Cash dividend declared per common share	$0	$0

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2013

									Additional		Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance December 31, 2012	4,500,000	$450	500,000	$50	900,000	$90	-	-	$4,906,000	$336,816	$5,243,406
Net Income	-	-	-	-	-	-	-	-	-	1,968,763	1,968,763
Conversion of Series A Preferred Stock	(4,500,000)	(450)	-	-	11,250,000	1,125	-	-	-	-	675
Conversion of Series B Preferred Stock	-	-	(500,000)	(50)	1,250,000	125	-	-	-	-	75
Conversion of Convertible Note Payable	-	-	-	-	2,272,500	227	-	-	999,773	-	1,000,000
Conversion of Interest on Convertible Note Payable	-	-	-	-	158,640	16	-	-	69,792	-	69,808
Repurchase of Common Stock	-	-	-	-	-	-	1,350,000	(135)	(5,265)	-	(5,400)
Adjustment of Par Value to reflect Forward Stock Split	-	-	-	-	-	-	-	-	(750)	-	(750)

Balance December 31, 2013	-	$-	-	$-	15,831,140	$1,583	1,350,000	$(135)	$5,969,550	$2,305,579	$8,276,577

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2012

							Additional		Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance December 31, 2011	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$(766,180)	$4,140,410
Net Income	-	-	-	-	-	-	-	1,102,996	1,102,996

Balance December 31, 2012	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$336,816	$5,243,406

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,968,763	$1,102,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	88,770	72,704
Deferred tax assets	(116,410)	(615,830)
(Increase) decrease in:
Accrued investment income	(418)	621
Due and deferred premiums	(526,688)	(89,507)
Balance due from reinsurers	(10,201,128)	(2,470,169)
Deferred policy acquisition costs	(939,819)	(844,771)
Deferred ceding commissions	683,914	755,673
TWIA assessments	80,040	80,040
Prepaid and other	2,101	(20,946)
Increase (decrease) in:
Losses and loss adjustment expenses	4,242,766	2,332,322
Advance premiums	54,355	(31,093)
Ceded reinsurance premiums payable	489,668	(1,873,909)
Unearned premiums	4,718,190	4,112,674
Ceded deferred premiums	(2,381,906)	(370,275)
Unearned ceding commissions	1,240,384	1,057,503
Commissions payable, reinsurance & agents	(2,400,747)	1,870,654
General and other accrued expenses	1,246,632	328,248
Funds held under reinsurance treaty	(36,573)	36,573
Income tax payable	(138,587)	309,258
Taxes, licenses and other fees payable	43,121	292,017
Net cash provided by (used in) operating activities	(1,883,572)	6,034,783
Cash flows from investing activities:

Purchases of long-term certificate of deposit	(1,960,000)	(2,032,000)
Maturities of long-term certificate of deposit	2,155,695	-
Maturities of short-term investments	1,455,000	-
Purchases of short-term investments	(1,752,658)	(1,814,142)
Additions to furniture, equipment and software	(99,130)	(187,668)
Net cash used in investing activities	(201,093)	(4,033,810)
Cash flows from financing activities:

Repurchase of common stock	(5,400)	-
Proceeds from convertible notes payable	-	1,000,000
Net cash provided by (used in) financing activities	(5,400)	1,000,000

Net increase (decrease) in cash and cash equivalents	(2,090,065)	3,000,973

Cash and cash equivalents, beginning of period	10,194,375	7,193,402

Cash and cash equivalents, end of the period	$8,104,310	$10,194,375

Supplemental disclosure of cash flow information:

Cash paid during the year for income tax	$1,260,724	$70,000

Cash paid during the year for interest expense	$-	$-

Non cash investing from financing activities
Repayment of debt on convertible note and conversion to common stock	$1,000,000	$-

Conversion of interest on convertible note	$69,808	$-

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Homeowners of America Holding Corporation (“HAHC”) is an insurance holding company established to hold insurance entities for the purpose of marketing homeowners insurance products on a national basis. HAHC owns 100% of Homeowners of America Insurance Company (“HAIC”). HAIC is domiciled in Texas, licensed in multiple states and is authorized to write various forms of homeowners and auto insurance. All coverage is concentrated in Texas. HAHC also owns 100% of Homeowners of America MGA, Inc. (“MGA”), a Texas Corporation, formed as a captive managing general agency to produce business for HAIC. HAHC, along with its subsidiaries HAIC and MGA, are collectively referred to as “the Company”.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At December 31, 2013 and 2012, cash and cash equivalents consist of cash on deposit with financial institutions, as well as money market mutual funds.

General and other accrued expenses payable as of December 31, 2013 include $1.2 million of checks issued in excess of cash book balances, not yet presented for payment.

Investments

The Company’s investments are comprised of short-term, restricted, and long-term investments. Restricted investments and long-term investments are described below. Short-term investments include certificates of deposit with original maturities greater than three months and maturities of one year or less. Due to the short-term nature of these investments, significant changes in prevailing interest rates and economic conditions should not adversely affect the timing and amount of cash flows on such investments or their related values. Accordingly, certificates of deposit are carried at cost, which approximates fair value.

The Company has pledged to the Texas Department of Insurance $1 million for the purpose of meeting state regulatory requirements. Restricted assets are shown separately in the accompanying consolidated balance sheets as “Restricted cash and investments”. Although the Company, with the approval of the Texas Department of Insurance, may exchange the investments with other funds or investments, management intends to hold the portion of these restricted investments in certificates of deposit to their maturity. As such, these restricted certificates of deposit are carried at cost which approximates fair value. Interest earned on these investments inures to the benefit of the Company.

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

The Company’s investments in certificates of deposits and money market accounts do not qualify as securities as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investment – Debt and Equity Securities. Accordingly, the fair value disclosures required by FASB ASC 820, Fair Value Measurements and Disclosures are not provided. Where applicable, the Company assesses investments of an issuer currently carrying a net unrealized loss. If in management’s judgment, the decline in value is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in determining whether impairment exists include financial condition, business prospects and creditworthiness of the issuer, the length of time and magnitude that the asset value has been less than cost, and the ability and intent to hold such investments until the fair value recovers.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

FASB ASC 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities, with appropriate adjustments to other comprehensive income. There were no qualifying items reported in comprehensive income for the years ended December 31, 2013 or 2012.

Recognition of Premium Revenues

Premiums are recognized as revenue on a daily pro rata basis over the policy term. The portion of premiums related to the unexpired term of policies in force as of the end of the measurement period and to be earned over the remaining term of those polices, is deferred and reported as unearned premiums.

Ceding Commission

Ceding commissions represent acquisition costs associated with insurance risk ceded to reinsurers and is earned on a pro-rata basis over the life of the associated policy.

Policy Fees

Policy fee income includes application fees which are intended to reimburse the Company for a portion of the costs incurred in establishing the insurance. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written, while fees charged on policies where premiums are paid in installments, are recognized when collected.

Reinsurance Profit Sharing, Installment Fees and Other Income

Reinsurance profit share income is recognized when earned. Installment and other fees associated with the collection of installment premium payments are recognized as income when collected. Reinsurance profit share income for the year ended December 31, 2013 was 5.82% of total revenue within this classification on the consolidated statement of operations. There was no amount over 5% of total revenue within this classification on the consolidated statement of operations for the year ended December 31, 2012.

Property, Equipment and Software

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to five years. The cost and related accumulated depreciation of assets sold or disposed are removed from the accounts and the resulting gain or loss is included in the consolidated statements of operations. Maintenance and repairs are expensed as incurred.

Software installation and development is stated at cost, net of accumulated amortization. Amortization is calculated on a straight-line basis method over three years.

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of December 31, 2013 and 2012, no impairment has been recorded.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Policy and Acquisition Costs/Deferred Ceding Commissions

Deferred policy acquisitions costs (“DAC”) as of December 31, 2013 and 2012, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if estimates of future premium income from their related lines of insurance are revised.

Deferred ceding commission as of December 31, 2012 consists of the expense allowance afforded by reinsurers on premium subject to quota share reinsurance treaties, which remain uncollected as of the balance sheet date. Due to a change in the terms of the Company’s property reinsurance treaty effective April 1, 2013, where ceded premium is remitted on a written basis rather than on a collected basis, the balance of uncollected ceding commission for property quota share reinsurance is zero at December 31, 2013.

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

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At December 31, 2013, the Company’s tax years from 2010 through 2013 remain subject to examination.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s primary areas of estimate are for liabilities for unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred tax asset valuation, and reinsurance. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The carrying value for the Company’s cash and cash equivalents, short-term investments, and convertible notes payable approximate fair values as of December 31, 2013 and 2012 due to their short-term nature. Fair value for securities is based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of FASB ASC Topic 718 – Compensation – Stock Compensation, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with FASB ASC Topic 718, the Company recognizes stock-based compensation, if any, in the consolidated statements of operations on a straight line basis over the vesting period of the stock award.

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income or loss, less cumulative preferred stock dividends for the period whether or not earned or paid, by the weighted-average number of common shares during the period.

For the year ended December 31, 2013, the net income attributable to common stockholders was decreased for cumulative dividends on preferred stock during the period of $974,179.

For the year ended December 31, 2012, the net income attributable to common stockholders was decreased for cumulative dividends on preferred stock during the period of $1,288,750.

Diluted earnings (loss) per share of common stock is computed by dividing net income or loss attributable to common stockholders, adjusted for the effect of potentially dilutive securities, by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include convertible notes payable, outstanding convertible preferred stock and stock options.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2013, all of the Company’s dilutive securities were included in the computation of diluted earnings per share as dilutive. The total number of dilutive shares of common stock that were included totaled 10,856,593.

For the year ended December 31, 2012, all of the Company’s potentially dilutive securities were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive shares of common stock that were excluded totaled 13,118,125.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2013-02. In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for public entities for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-01. In January 2013, the FASB issued Accounting Standards Update No. 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In conjunction with the retention of certain policy fees at MGA, HAIC allocates a significant portion of its general expense base to MGA. HAIC allocated $5,370,955 and $4,862,218 of general expenses and taxes, licenses and fees to MGA during the years ended December 31, 2013 and 2012, respectively. The expense allocation agreement has been approved by the Texas Department of Insurance. On a consolidated company basis these transactions are eliminated.

During the years ended December 31, 2013 and 2012, MGA collected policy fees in the amount of $4,655,315 and $4,442,069, respectively.

In December 2012, HAHC entered into a Convertible Promissory Note with Inter-Atlantic and Phoenix Associates, Inc., (a company controlled by a shareholder and former director). See Note 10 Convertible Notes Payable for additional disclosure.

4.	INVESTMENTS

Gross investment income from investments totaled $41,649 and $17,980 for the years ended December 31, 2013 and 2012, respectively.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no realized or unrealized gains or losses recognized for the periods due to the short term nature of the investments held. The intent is to hold to maturity certificates of deposit carried at amortized cost.

The following table provides the Company’s investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments:

	December 31, 2013		December 31, 2012
	Book Value	Fair Value / Carrying Value	Book Value	Fair Value / Carrying Value
Financial Assets:
Restricted certificates of deposit	$785,000	$785,000	$1,000,000	$1,000,000
Restricted cash	215,000	215,000	-	-
Long term investments	1,960,000	1,960,000	2,155,695	2,155,695
Short-term investments	4,151,011	4,151,011	3,853,353	3,853,353
	$7,111,011	$7,111,011	$7,009,048	$7,009,048

	December 31, 2013		December 31, 2012
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certificates of deposit	Less than 1 year	0.10% - 0.25%	Less than 1 year	0.25% - 0.35%
Restricted cash	Less than 1 year	-	-	-
Long-term investments	More than 1 year	0.30% - 0.70%	More than 1 year	0.35% - 1.24%
Short-term investments	Less than 1 year	0.20% - 1.242%	Less than 1 year	0.25% - 0.85%

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial assets carried at fair value have been classified, for disclosure purposes, based on the hierarchy established within FASB ASC 820-10 – Fair Value Measurements and Disclosures. When market prices are not available, fair value is generally estimated utilizing valuation techniques that vary by asset class and incorporate available trade, bid and other market information, when available. The acceptable valuation techniques include (a) market approach, which uses prices or relevant information derived from market transactions for identical or comparable assets or liabilities, (b) the Income Approach, which converts future amounts such as cash flows or earnings to a single present value amount based on current market expectations about those future amounts, and (c) the Cost Approach, which is based on the amount that currently would be required to replace the service capacity of an asset. In certain circumstances, these valuation techniques may involve some level of management estimation and judgment which becomes significant with increasingly complex instruments or pricing models. Where appropriate, adjustments are included to reflect the risk premium inherent in a particular methodology, model or input used.

The fair value hierarchy is used to prioritize valuation inputs into three levels:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities. These inputs are considered to be the most reliable evidence of fair value.

•	Level 2 – quoted prices for similar assets in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the investment. Such inputs include market interest rates and volatilities, spreads and yield curves.

•	Level 3 – termed unobservable inputs which are utilized in situations where there is little or no market activity for the asset or liability at the measurement date. The approach typically involves a significant subjective management judgment toward the pricing of the security.

The Company’s short-term investments comprised of certificates of deposit held at financial institutions which are not measured at fair value on a recurring basis. A portion of the Company’s cash and cash equivalents include money market mutual fund accounts held at financial institutions which are measured at fair value on a recurring basis. The following tables provide information as of December 31, 2013 and 2012, about the Company’s financial assets measured at fair value on a recurring basis:

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Money market mutual funds	$5,903,478	$-	$-	$5,903,478
Total	$5,903,478	$-	$-	$5,903,478

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Money market mutual funds	$60,855	$-	$-	$60,855
Total	$60,855	$-	$-	$60,855

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

6.	PROPERTY, EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012	Useful Life
Computer equipment	$222,225	$200,786	3 years
Office equipment	13,999	13,999	5 years
Furniture and fixtures	106,524	95,022	5 years
Software installation and development	750,200	684,011	3 years
Total, at cost	1,092,948	993,818
Less accumulated depreciation and amortization	(848,432)	(759,662)
Property and equipment, net	$244,516	$234,156

Depreciation and amortization expense for property, equipment and software totaled $88,770 and $72,704 for the years ended December 31, 2013 and 2012, respectively.

7.	DEFERRED POLICY ACQUISION COSTS AND CEDING COMMISSIONS

Total capitalized deferred policy acquisition costs as of December 31, 2013 and December 31, 2012, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $6,214,334 and $5,274,515, respectively.

Changes in deferred policy acquisition costs for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred policy acquisition charges, beginning of the period	$5,274,515	$4,429,744
Capitalized costs	11,451,353	9,680,833
Amortized costs	(10,511,534)	(8,836,062)
Deferred policy acquisition charges, end of the period	$6,214,334	$5,274,515

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred ceding commissions, which represent acquisition costs associated with insurance risk ceded to other reinsurance partners, as of December 31, 2013 and 2012 were $0 and $683,914, respectively. The decrease of $683,914 is primarily due to a change in settlement procedures affecting the property quota share reinsurance program.

Changes in deferred ceding commissions for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred ceding commission, beginning of the period	$683,914	$1,439,587
Capitalized commissions	14,982,210	12,971,433
Amortized commissions	(15,666,124)	(13,727,106)
Deferred ceding commission, end of the period	$-	$683,914

8.	TWIA ASSESSMENTS

On September 17, 2008, an assessment was levied against HAIC by the Texas Windstorm Insurance Association (“TWIA”) in the aftermath of Hurricane Ike. HAIC’s portion of the overall statutory assessment was $748,200. HAIC received an immediate premium tax credit of $400,200 for a portion of the assessment paid and established an asset for future credits against premium tax. The portion of the assessment applied against premium tax payments was amortized over a five year period during 2008 through 2012. No further TWIA assessments have been levied against HAIC since 2008.

9.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses (LAE), less related reinsurance and deductibles, are charged to operations as incurred. Unpaid losses and LAE are based on claims adjusters’ estimates of the cost of settlement plus an estimate for losses IBNR based upon historical experience, industry loss experience, and management’s estimates. Loss reserves reflect Company management’s best estimate of the total cost of (i) claims that have been incurred but not yet paid, and (ii) claims that have been incurred, but not yet reported (IBNR). Loss reserves that are established by Company management are not an exact calculation of our liability, but rather loss reserves represent management’s best estimate for our Company’s liability based on the application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known as of the balance sheet date. The process of setting reserves is complex and necessarily imprecise. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. To arrive at its best estimate for losses, the Company uses damage estimating software developed and owned by acknowledged industry leader, Insurance Service Office. Reserve factors for IBNR are reviewed quarterly by an independent actuarial consultant. In addition, our appointed independent actuary attests to the adequacy of our unpaid claim reserve, including IBNR at calendar year end.

Losses and Loss Adjustment Expenses

The following table provides the reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for 2013 and 2012:

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012
Reserve for losses and LAE, beginning of year	$11,641,296	$9,308,974
Reinsurance recoverables on losses and LAE	(10,618,032)	(8,469,000)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	1,023,264	839,974

Add provision for claims and LAE occurring in:
Current year	2,015,107	3,904,000
Prior years	244,000	160,000

Net incurred losses and LAE during the current year	2,259,107	4,064,000

Deduct payments for claims and LAE occurring in:
Current year	1,927,482	3,057,000
Prior years	561,002	823,710

Net claim and LAE payments during the current year	2,488,484	3,880,710

Reserve for losses and LAE, net of reinsurance recoverables, at end of year	793,887	1,023,264

Reinsurance recoverables on losses and LAE	15,090,175	10,618,032

Losses and loss adjustment expenses at December 31	$15,884,062	$11,641,296

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in an increase of $244,000 and $160,000 for the years ended December 31, 2013 and 2012, respectively.

10.	CONVERTIBLE NOTES PAYABLE

On December 26, 2012, the Company entered into Convertible Promissory Note agreements with Inter-Atlantic Fund, L.P. and Phoenix Associates, Inc. (a company controlled by a shareholder and former director) in the amounts of $950,000 and $50,000, respectively, with an interest rate equal to 10% per annum (accelerating to 12.5% per annum in the event of default) which are due and payable on December 26, 2013. At any date, the holders of the majority interest of these notes has the right to convert all or a portion of the notes, plus accrued interest, into that number of shares of the Company’s Series A convertible preferred stock, identical in all respects to the existing Series A preferred stock issued in November 2005, equal to a ratio of 1 share per $1.10 of the note’s principal plus accrued interest plus, the amount of cumulative unpaid Series A preferred stock dividends the note holders would have received had the notes been outstanding since 2005.

To the extent the existing Series A convertible preferred stock is no longer outstanding at the time of conversion, the notes shall be convertible, using the above ratio, into stock or other consideration received for the existing Series A convertible preferred stock.

During the year ended December 31, 2013, and 2012 interest expense on these notes totaled $68,164, and $1,644, respectively.

On August 31, 2013, Inter-Atlantic Fund, L.P. elected to convert all of its $950,000 Convertible Promissory Note and accrued interest in accordance with the terms of the Convertible Promissory Note into 922,461 shares of Series A preferred stock.

	Amount	Conversion ratio to Series A Preferred Stock 0.9090 (shares)
Convertible Promissory Note on 12/26/12	$950,000	863,550
Interest on Convertible Promissory Note at 8/31/2013	64,808	58,911
Total Amount Converted	$1,014,808	922,461

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As more fully described below in Note 11, these shares were part of the 2.5:1 forward stock split which took place on August 31, 2013. As a result of the forward stock split, the 922,461 shares of Series A preferred stock noted above were converted into 2,306,152 common shares.

On December 26, 2013, Phoenix Associates, Inc. elected to convert all of its $50,000 Convertible Promissory Note and accrued interest in accordance with the terms of the Convertible Promissory Note into 49,995 shares of Series A preferred stock.

	Amount	Conversion ratio to Series A Preferred Stock 0.9090 (shares)
Convertible Promissory Note on 12/26/12	$50,000	45,450
Interest on Convertible Promissory Note at 12/26/2013	5,000	4,545
Total Amount Converted	$55,000	49,995

As more fully described in Note 11, these shares are subject to the 2.5:1 forward stock split, which took place on August 31, 2013. As a result of the forward stock split, the 49,995 shares of Series A preferred stock noted above were converted into 124,988 common shares.

11.	STOCKHOLDERS’ EQUITY

Preferred Stock

On July 24, 2013, the Delaware Secretary of State approved an amendment to the Amended and Restated Certificate of Incorporation increasing the authorized preferred stock to 20,500,000 shares.

On August 31, 2013, in accordance with Article Fourth, Section C, Subsection 4 of the Company’s Amended and Restated Certificate of Incorporation, the Series A and Series B preferred stockholders elected to convert 100% of their shares into common stock on a 1:1 basis.

	Preferred Shares	Conversion Ratio	Common Stock
Series A Preferred Stock	4,500,000	1:1	4,500,000
Series B Preferred Stock	500,000	1:1	500,000
Convertible Promissory Note	922,461	1:1	922,461
Common Stock	900,000	n/a	900,000
Total Converted Preferred Shares	6,822,461		6,822,461

On December 26, 2013, there were no Series A convertible preferred stock outstanding, therefore the convertible promissory note was converted into common stock on a 1:1 basis.

	Preferred Shares	Conversion Ratio	Common Stock
Convertible Promissory Note	49,995	1:1	49,995
Total Converted Preferred Shares 12/26/2013	49,995		49,995

As of December 31, 2013 there were no shares of Series A or Series B preferred stock outstanding.

As of December 31, 2012, the Series A and Series B preferred stockholders had not elected to convert or redeem their preferred stock.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

There were no common stock warrants issued during the years ended December 31, 2013 and 2012.

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

Buyback of Shares

On August 31, 2013, the Company entered into a Stock Purchase Agreement with Mr. Spencer Tucker (director of the Company and president and chief operating officer of HAIC) and Mr. Richard Backus (former secretary of HAIC) pursuant to which the Company purchased 480,000 and 60,000 shares of the Company’s common stock from Mr. Tucker and Mr. Backus respectively, for an aggregate consideration of $5,400.

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

As of December 31, 2013, the Company has 40,000,000 shares authorized and 17,181,140 shares issued and 15,831,140 shares outstanding of $0.0001 par value common stock (giving effect to the forward stock split discussed below). Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

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

In accordance with the terms of the Convertible Promissory Note dated, December 26, 2012, to the extent the existing Series A convertible preferred stock is no longer outstanding at the time of conversion, the notes shall be convertible into stock or other consideration received for the existing Series A convertible preferred stock. Therefore, the Convertible Promissory Note converted on December 26, 2013 to Series A preferred shares are converted to common shares which then are adjusted for the forward stock split.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Common Stock	Forward Stock Split on 8/31/2013	Common Stock	Par Value at $.0001
Convertible Promissory Note 12/26/2013	49,995	2.5:1	124,988	12
Total Common Stock	49,995		124,988	12

The above shares have been adjusted to reflect the conversion of Series A preferred stock into common stock and the forward stock split of common stock.

12.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 – Compensation – Stock Compensation.

Incentive Plans

The Company’s 2005 Management Incentive Plan (the “2005 Plan”) provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2005 Plan, options may be granted to purchase a total not to exceed 789,475 shares in the aggregate (as adjusted for the 2.5:1 forward split), made up of original issue shares, treasury share or a combination of the two. Options have a life of 10 years and vest at a rate of 25% per year, beginning 12 months from their date of issue. At December 31, 2012, options to purchase 783,750 shares have been granted under the 2005 Plan.

On October 24, 2013, the Board of Directors (“the Board) of the Company unanimously approved and adopted the 2013 Equity Compensation Plan (the “2013 Plan”) which became effective October 24, 2013. The 2013 Plan provides granting of stock options, incentive stock options, stock awards, and restricted stock units to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2013 Plan, options may be granted to purchase a total not to exceed 2,925,000 shares, made up of original issue shares, treasury shares or a combination of the two. The 2013 Plan will terminate on October 23, 2023. At December 31, 2013, options to purchase 1,925,000 shares had been granted under the 2013 Plan.

At December 31, 2013, options to purchase under the 2005 Plan was 783,750 shares and under the 2013 Plan was 1,925,000 shares for a total of 2,708,750 shares.

A summary of the activity of the Company’s stock option plan (as adjusted for the 2.5:1 forward split) for the years ended December 31, 2013 and 2012 is as follows:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Cont. Term	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	783,750	$0.78	6.91	$
Granted	-
Outstanding at December 31, 2012	783,750	$0.78	5.91	$
Granted	1,925,000	$0.50
Outstanding at December 31, 2013	2,708,750	$0.58	8.41		$4

Exercisable at December 31, 2013	902,500	$0.70	5.80		$4

The fair value of options granted is estimated using a market value approach and the Black-Scholes option pricing model using the following assumptions for the year ended December 31, 2013:

Year Ending December 31,
2013

Dividend Yield	0.00%
Expected Volatility	25%
Risk-free interest rate	1.75%
Expected life (in years)	5.21

As of December 31, 2013, there was approximately $190,000 of total unrecognized compensation cost related to non-vested stock options, of which approximately $38,000 is expected to be recognized each year in 2014 through 2018.

No compensation expense was recognized for the years ended December 31, 2013 and 2012 as the amounts were deemed not to be material.

Stock options granted in 2013 had a weighted average grant date fair value of $0.10. There were no stock options granted in 2012. Stock options granted prior to 2012 had a weighted average grant date fair value $0.00.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

The Company files a consolidated federal income tax return. Allocation of tax expense or refunds among the consolidated group is based on separate return calculations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2013	2012
Gross Deferred Tax Assets:
Loss reserve discount	$12,713	$19,159
Unearned premium reserve discount	235,548	205,368
Organization costs (net of amortization)	62,239	66,969
Unearned ceding commissions	2,742,835	2,321,104
Total Deferred Tax Assets	3,053,335	2,612,600
Valuation allowance	-	-
Total Adjusted Deferred Tax Assets	$3,053,335	$2,612,600

Deferred Tax Liabilities
Deferred policy acquisition costs	$2,112,873	$1,793,335
Property, equipment and software	7,241	2,454
Total deferred tax liabilities	2,120,114	1,795,789
Net Deferred Tax Assets	$933,221	$816,811

As of December 31, 2013 and 2012, it was determined that no valuation allowance against deferred tax assets was considered necessary.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. The results of operations during the years ended December 31, 2013 and 2012, continued growth in the Company’s insurance policy and premium base with a wider demographic and geographic spread, as well as changes in the Company’s reinsurance and catastrophe coverage were also considered important factors in assessing the realizability of deferred tax assets.

The total income tax provision (benefit) incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The significant items causing this difference for 2013 and 2012 are as follows:

2013	Tax Effect	Tax Rate
Income before taxes at statutory rate	$1,022,716	34%
Meals and entertainment	9,800	0.33%
Other	6,708	0.22%
Total	$1,039,224	34.55%

2012	Tax Effect	Tax Rate
Income before taxes at statutory rate	$293,710	34%
Meals and entertainment	5,747	0.67%
Valuation allowance adjustment	(477,765)	-55.31%
Other	(60,834)	-7.04%
Total	$(239,142)	-27.68%

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	REINSURANCE

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

The effects of reinsurance on premiums written and earned were as follows, for the years ended December 31, 2013 and December 31, 2012:

	2013		2012
	Written	Earned	Written	Earned

Direct premiums	$57,957,011	$53,238,811	$51,298,374	$47,185,700
Ceded premiums	(51,683,634)	(48,422,943)	(45,040,512)	(42,207,361)

Net Premiums	$6,273,377	$4,815,868	$6,257,862	$4,978,339

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of HAIC’s reinsurance balances under the above described reinsurance treaties as of December 31, 2013 and December 31, 2012:

	2013	2012

Ceded premiums payable	$3,271,858	$2,782,190
Ceded loss adjustment expenses	4,424,649	3,944,270
Ceded loss and loss adjustment expense reserve	15,090,175	10,618,032
Ceded unearned premium reserve	27,924,037	23,595,317
Ceded earned premiums	48,422,943	42,207,361

The following is a summary of the names of each of HAIC’s significant reinsurer and the amount due from each for paid losses, LAE and unearned premium.

	2013			2012
	Paid Losses & LAE	Unearned Premium	Total Receivable	Paid Losses & LAE	Unearned Premium	Total Receivable
Maiden Reinsurance Company	$84,395	$-	$84,395	$130,739	$-	$130,739
NGM Insurance Company	11,630	-	11,630	139,541	150,990	290,531
Arch Reinsurance Company	460,006	7,511,308	7,971,314	483,262	9,299,583	9,782,845
Endurance Reinsurance Corp. of America	178,974	3,129,712	3,308,686	156,687	2,657,023	2,813,710
Catlin RE	-	-	-	(1,059)	-	(1,059)
Montpelier Insurance Company	-	-	-	(314)	-	(314)
RLI Insurance Company	123,916	-	123,916	225,091	3,985,536	4,210,627
SCOR Reinsurance Company	213,273	3,129,712	3,342,985	225,125	3,985,536	4,210,661
Endurance Specialty	92	-	92	(123)	-	(123)
Houston Casualty	27	-	27	(9)	-	(9)
R+V Versicherung AG	308,614	3,825,256	4,133,870	279,534	3,516,649	3,796,183
Everest Re	177,864	6,259,424	6,437,288	-	-	-
Taiping	26,680	938,914	965,593	-	-	-
SCOR Switzerland	44	-	44	2,553	-	2,553
Paladin CAT Management	49	-	49	(416)	-	(416)
Odyssey RE	88,981	3,129,712	3,218,693	2,823	-	2,823
SCOR Global	328	-	328	(114)	-	(114)
Lloyds Syndicates	603	-	603	4,607	-	4,607
Partner RE Europe LTD (France)	104	-	104	6,023	-	6,023
Total	$1,675,579	$27,924,037	$29,599,617	$1,653,950	$23,595,317	$25,249,267

15.	CONCENTRATION OF CREDIT RISK

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

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2017. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2014	$144,858
2015	140,919
2016	147,025
2017	63,600
$496,402

Rent expense under such leases in the year ended December 31, 2013 and December 31, 2012 was $123,187 and $101,746, respectively.

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

As of December 31, 2013, HAIC’s total statutory surplus was $8,963,573 (capital stock of $2,500,000 and surplus of $6,463,573).

As of December 31, 2013 and 2012, HAIC had restricted cash and investments totaling $1 million which have been pledged to the Texas Department of Insurance for the benefit of the State of Texas. States routinely require deposits of assets for the protection of policyholders.

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

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of December 31, 2013 and 2012, there were no material permitted statutory accounting practice utilized by HAIC.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 28, 2014, we concluded that the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the year to date period ended March 31, 2013, including comparatively presented periods, that we previously included in our Form S-1/A filed on August 9, 2013 and for the year to date period ended June 30, 2013 and September 30, 2013, including comparatively presented periods, that we previously included in our quarterly reports on Forms 10-Q filed in 2013 should be restated. These restatements resulted in money market mutual fund accounts held at financial institutions which were previously classified as short-term investments to be now classified as cash and cash equivalents. In addition, checks issued in excess of cash book balances, not yet presented for payment, which were previously classified as cash and cash equivalents are now classified as general and other accrued expenses payable.

These restatements resulted in certain adjustments to our Consolidated Balance Sheets and Consolidated Statements of Cash Flows which are illustrated below.

	Three Months Ended			Six Months Ended			Nine Months Ended
	March 31, 2013			June 30, 2013			September 30, 2013
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Consolidated Balance Sheet:
Assets:

Cash and cash equivalents	$1,430,735	$9,044,030	$10,474,765	$1,353,322	$6,684,436	$8,037,758	$2,002,812	$6,278,589	$8,281,401

Short-term investments	10,994,564	(6,990,240)	4,004,324	8,563,817	(3,930,755)	4,633,062	7,923,223	(4,491,856)	3,431,367

Total assets	$67,344,137	$2,053,790	$69,397,927	$69,247,707	$2,753,681	$72,001,388	$72,303,083	$1,786,733	$74,089,816

Liabilities:

General and other accrued expenses payable	$722,885	$2,053,790	$2,776,675	$727,443	$2,753,681	$3,481,124	$785,380	$1,786,733	$2,572,113

Total liabilities	61,835,034	2,053,790	63,888,824	63,481,129	2,753,681	66,234,810	64,866,178	1,786,733	66,652,911

Total liabilities and shareholders' equity	$67,344,137	$2,053,790	$69,397,927	$69,247,707	$2,753,681	$72,001,388	$72,303,083	$1,786,733	$74,089,816

Consolidated Statements of Cash Flows:

Cash flows from operating activities
General and accrued expenses	$(6,556)	$2,053,790	$2,047,234	$(1,998)	$2,753,681	$2,751,683	$52,117	$1,786,733	$1,838,850

Net cash used in operating activities	116,478	2,053,790	2,170,268	(3,838,764)	2,753,681	(1,085,083)	(2,813,808)	1,786,733	(1,027,075)

Cash flows from investing activities
Purchases of short term investments	(7,264,906)	6,990,240	(274,666)	(5,929,423)	3,930,755	(1,998,668)	(5,932,051)	4,491,856	(1,440,195)

Net cash used in investing activities	(8,880,117)	6,990,240	(1,889,877)	(5,002,289)	3,930,755	(1,071,534)	(5,372,355)	4,491,856	(880,499)

Net increase (decrease) in cash and cash equivalents	(8,763,640)	9,044,030	280,390	(8,841,053)	6,684,436	(2,156,617)	(8,191,563)	6,278,589	(1,912,974)

Cash and cash equivalents, beginning of period	10,194,375	-	10,194,375	10,194,375	-	10,194,375	10,194,375	-	10,194,375

Cash and cash equivalents, end of period	$1,430,735	$9,044,030	$10,474,765	$1,353,322	$6,684,436	$8,037,758	$2,002,812	$6,278,589	$8,281,401

19.	SUBSEQUENT EVENTS

On January 24, 2014, the Company completed placement of its 2014-2015 quota share reinsurance program with third party reinsurers, effective April 1, 2014. The quota share ratio remains the same (90%) as the current program. Certain participants on the program will change from the 2013 program.

On January 31, 2014, the Company executed a new lease agreement to expand its corporate office approximately 2,802 feet, effective April 1, 2014 and to extend the expiration date to May 31, 2017. Base rent will increase April 1, 2014 to $11,597 per month through May 31, 2016 and will increase to $12,720 per month through May 31, 2017.

On February 1, 2014, the Company issued 288,462 shares of common stock at $0.52 a share, as determined by an independent valuation expert who valued the Company as of December 31, 2013, to Inter-Atlantic Management, Inc., a beneficial owner of more than 5% of the outstanding shares of common stock. Per the terms of the Advisory Agreement dated August 1, 2013, Inter-Atlantic Management, Inc. will be issued annually on February 1st , a grant of the Company’s common stock which in aggregate will have a fair market value of $150,000 at the time of grant.

On March 3, 2014, Inter-Atlantic Fund, L.P., a beneficial owner of more than 5% of the outstanding shares of common stock, distributed 11,512,301 shares, $.0001 par value per share, to the limited partners of Inter-Atlantic Fund, L.P. in accordance with Inter-Atlantic Fund, L.P.’s partnership agreement.

On March 14, 2014, the Company completed placement of its 2014-2015 catastrophe reinsurance program with third party reinsurers, effective April 1, 2014. Coverage was extended to $110 million in excess of $4 million in the new treaty year.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In connection with the Restatement described in Note 18, of the Notes to Consolidated Financial Statements, management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures and has determined that the Company’s disclosure controls and procedures, were not effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In connection with the Restatement described in Note 18, of the Notes to Consolidated Financial Statements, management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness, as of December 31, 2013, of the Company’s internal control over financial reporting based on the COSO Framework and concluded that, because a material weakness, as discussed below, existed as of December 31, 2013, the Company’s internal control over financial reporting was not effective as of December 31, 2013.

A “material weakness,” as defined by Rule 12b-2 of the Exchange Act and PCAOB Auditing Standard No. 5, Paragraph A.7, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting identified by management relates to incorrect classification of cash and cash equivalents, short-term investments, and general and other accrued expenses during the first, second, and third quarters of 2013.

This Form 10-K Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption for smaller reporting company filers from the internal control audit requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the year ended December 31, 2013 which have materially affected or would likely materially affect our internal control over financial reporting.

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

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The following is a list of the names, ages and positions of our directors and executive officers. The directors hold office for one year terms and until their successors have been elected and qualified. The executive officers hold office for one year terms or until their successors are elected by the board of directors. The executive officers and directors of Homeowners of America Insurance Company are the same as our executive officers and directors, except Debbie L. Carter and Richard Backus are directors of Homeowners of America Insurance Company, but not the Company. Andrew S. Lerner is not a director of Homeowners of America Insurance Company.

Name	Age	Position
Spencer W. Tucker	68	Director and Chief Executive Officer
Frederick S. Hammer	77	Director
Brett G. Baris	39	Director
James F. Leary	84	Director
Richard L. Viton	48	Director
Andrew S. Lerner	48	Director
Michael C. Rosentraub	60	Chief Financial Officer, Treasurer, and Secretary
Debbie L. Carter	48	Senior Vice President of Operations
Michael S. Cox	46	Vice President, Director of Sales & Marketing
Brent W. Parker	47	Vice President, Director of Claims

Directors and Executive Officers

Spencer W. Tucker is the President and Chief Executive Officer and Founder of HOAIC and has served on our board of directors since 2005.  Mr. Tucker has been our Chief Executive Officer since April 2006. He has over 40 years of insurance industry experience. Before starting HOAIC, Mr. Tucker started and managed the Texas programs of ASI Lloyds as an officer of that company. Mr. Tucker has been President of American Capitol Insurance Company (Houston), Associates Insurance Group (Dallas), Associates Financial Life Insurance Company (Dallas), Associates Property and Casualty Insurance Company (Dallas), Southeast Surplus Underwriters (Beaumont). He has also served in executive capacities with Vesta County Mutual (Dallas), Ranchers and Farmers Mutual (Beaumont), AVCO Financial Services (Newport Beach, California), and Pacific Standard Life Insurance Company (Davis, California), Mr. Tucker is a Fellow of the Life Management Institute with specialties.in Accounting and Finance. Mr. Tucker has a BS in Business Administration from Cal-State University, Hayward, California. Mr. Tucker’s extensive experience in the insurance business, including in an executive capacity with various insurers, makes him qualified to serve on our board of directors.

Frederick S. Hammer has served on our board of directors since 2005. Mr. Hammer has been the Co-Chairman of Inter-Atlantic Group since 1994 and is a member of the firm’s investment committee. Mr. Hammer served as Executive Vice President of The Chase Manhattan Bank, where he was responsible for the bank's global consumer activities including its retail branch network and consumer lending and deposit businesses. He also served as Chairman, President and Chief Executive Officer of Mutual of America Capital Management Corporation where he directed a $7 billion investment portfolio. Other positions held include President of SEI Asset Management Group, where he originated their multi-manager investment operations; Chairman and Chief Executive Officer of Meritor Financial Group; Executive Vice President of Associates Corp. of North America; and Vice President of Bankers Trust Co. where he was secretary of the Asset/Liability Management Committee. Mr. Hammer is a former Director of VISA and VISA International. Mr. Hammer holds an A.B. degree in Mathematics, magna cum laude, from Colgate University and received his M.S. and Ph.D. degrees in Economics from Carnegie-Mellon University. He taught Finance and Banking at The Wharton School, The University of Indiana, and New York University's Graduate School of Business Administration. Mr. Hammer’s extensive knowledge and experience in the area of finance and investment, as well as his experience as a director of a publicly held company, makes him qualified to serve on our board of directors.

Brett G. Baris has served on our board of directors since 2005. Mr. Baris is a Partner of Inter-Atlantic Group, where he has been employed since 1998, and is a member of Inter-Atlantic Group’s investment committee. From 2007-2009, Mr. Baris was also the Executive Vice President of special purpose acquisition company Inter-Atlantic Financial, Inc. Mr. Baris was a Vice President of Guggenheim Securities, LLC, Inter-Atlantic Group’s former NASD broker-dealer operation, until 2003, and held series 7, series 24 and series 63 NASD licenses. Prior to joining Inter-Atlantic Group, Mr. Baris spent two years as an analyst in the Financial Institutions Group of Salomon Smith Barney Inc. At Salomon Smith Barney, Mr. Baris worked predominantly on collateralized debt offerings and securitizations in the student loan finance area. Mr. Baris is a Director of Ceannate Corp., a Director of HedgeCo Networks, LLC, and an advisory board member of Tio Networks, Inc., all Inter-Atlantic Group portfolio companies. Mr. Baris holds a B.A. in Economics, magna cum laude, from Tufts University and an M.B.A. from Columbia Business School. He is a member of the Phi Beta Kappa National Honor Society and the Beta Gamma Sigma International Honor Society. Mr. Baris’s extensive experience in finances and investments, as well as prior board experience, makes him qualified to serve on our board.

James F. Leary has served on our board of directors since 2005. Mr. Leary has been Managing Director of Benefit Capital SouthWest, Inc., a financial advisory firm located in Dallas, TX since 1999. Previously, he founded and was Managing General Partner of Sunwestern Investment Group, Dallas, TX, one of the largest venture capital groups in the Southwest. Under his leadership, Sunwestern formed domestic limited partnerships as well as offshore investment companies to invest in portfolio companies. Sunwestern was one of the first venture groups to use Small Business Investment Companies, partially funded by the U.S. government, to complement the Group’s investments. During his professional career, Mr. Leary has held high level executive positions including Senior Executive Vice President, Director and Chief Financial Officer of The Associates First Capital Corporation, a large financial services conglomerate and now part of Citigroup, Inc. Before joining The Associates, Mr. Leary was employed by CIT Financial Corporation, New York, NY, as well as its banking subsidiary, National Bank of North America. Mr. Leary is a Director of several funds managed by Capstone Asset Management Company, Houston, TX. Mr. Leary earned his Undergraduate Degree from the School of Foreign Service, Georgetown University, and his Masters Degree in Banking and Finance from New York University. He also attended the advanced Management Program at the Graduate School of Business Administration at Harvard University. Mr. Leary’s background in investment banking, extensive executive experience with a large financial services corporation, as well as his prior board experience, makes him qualified to serve on our board of directors.

Richard L. Viton has served on our board of directors since 2009. Mr. Viton is a Partner of Inter-Atlantic Group which he joined in 2008 and is a member of Inter-Atlantic Group’s investment committee. Mr. Viton is currently a Managing Director for Samuel A. Ramirez & Co, Inc., the largest Hispanic-owned investment bank. With over 25 years of financial services experience as a senior level investment banker and previously in a corporate finance role, Mr. Viton has significant industry client relationships and extensive transaction execution experience. Mr. Viton has specialized in the insurance sector in Managing Director roles at UBS Investment Bank as well as Credit Suisse, with particular strength in its cross-over with other financial services sectors including asset management, transaction processing, finance companies, and banking. Mr. Viton holds a Master of Management degree from the J.L. Kellogg School of Management and a Bachelor of Arts in Economics from Northwestern University. Mr. Viton is a member of the Association of Insurance and Financial Analysts. Mr. Viton’s over 20 years of experience of investment banking and corporate finance, his significant industry relationships and experience with the insurance industry, makes him qualified to serve on our board of directors.

Andrew S. Lerner was appointed to our board of directors in October 2012. Mr. Lerner is the Managing Partner of Inter-Atlantic Group, where he has been employed since 1995. From 2007-2009, Mr. Lerner was also the Chief Executive Officer of special purpose acquisition company Inter-Atlantic Financial, Inc. Mr. Lerner was also President and Managing Director of Guggenheim Securities, LLC, Inter-Atlantic Group’s former broker-dealer operation, until 2003. He was responsible for its day-to-day affairs including all supervisory, financial, regulatory, compliance and broker-dealer activities. Mr. Lerner is a Director of HedgeCo Networks, LLC, a Director of Ceannate Corp. and an advisory board member of Tio Networks, Inc., which are portfolio companies of Inter-Atlantic. He is a former Director of Higher One Holdings, Inc. and several other Inter-Atlantic Group current and past portfolio companies. Mr. Lerner has over 20 years of experience in the financial services industry. Prior to joining Inter-Atlantic Group, he served as an investment banker in the Financial Institutions Group of Smith Barney Inc. for four years and in its Mortgage and Asset Finance Group for two years. Mr. Lerner holds a B.S.E. in Electrical Engineering and Computer Science from Princeton University and an M.B.A. in Finance from The Wharton School, University of Pennsylvania. Mr. Lerner’s extensive experience in the financial services industry, understanding of regulatory and compliance matters, as well as his executive experience and prior board memberships, makes him qualified to serve on our board of directors.

Michael C. Rosentraub is the Chief Financial Officer of HOAIC since May, 2011. Mr. Rosentraub graduated from The University at Albany with a Bachelor of Science degree in Accounting and Business Administration. Mr. Rosentraub has over 20 years of experience in the insurance and financial services industries within the United States, Europe, and Asia. Prior to joining Homeowners of America, Michael held senior management positions with Citibank, CitiFinancial, The Associates and Associates Insurance Group in finance, insurance product and program development, claims, risk management and vendor management.

Debbie L. Carter is the Senior Vice President, Operations of HOAIC since April 2006. Ms. Carter received her Bachelors of Business Administration in Business Management from the University of Texas at Arlington. Ms. Carter began working in the insurance industry while attending college and has spent most of her career in the personal lines area of property and casualty insurance. Just prior to joining Homeowners of America, Ms. Carter held a supervisory underwriting position with Wellington Financial Services. Ms. Carter served several years as Operations Manager for Clark & Co., Inc., a Texas MGA, where she obtained valuable experience in many aspects of insurance operations with a special emphasis on underwriting and claims.

Michael S. Cox is the Vice President, Director of Sales and Marketing of HOAIC since February 2009. Mr. Cox is a graduate of Stephen F. Austin State University where he received his Bachelor of Business Administration degree in Marketing. Mr. Cox has over 14 years of insurance industry experience with most of his career spent in property and casualty focused on personal lines. Prior to joining Homeowners of America, Mr. Cox worked with Safeco Insurance as a Regional Sales Manager in the Louisiana and Oklahoma markets. In addition, Mr. Cox worked for AIG Agency Auto as a Regional Sales and Marketing Manager overseeing the Texas, Colorado and New Mexico markets.

Brent W. Parker is the Vice President, Director of Claims of HOAIC since April 2010. Mr. Parker attended college at Texas Tech University and graduated from Tarleton State University where he received his Bachelor of Business Administration degree in General Business. Mr. Parker has over 20 years of insurance industry experience with property and casualty claims in both commercial and personal lines. Prior to joining Homeowners of America, Mr. Parker was a Claims Consultant with American Contractors Insurance Group. Before joining ACIG, he was a Vice President and Claims Manager with Beacon Insurance Group. Mr. Parker has claims experience in Texas and Oklahoma in addition to his experience in over 20 other states. Mr. Parker has served on the Dallas/Fort Worth Claims Managers Council, as an officer for the Dallas Claims Association, a member of the Texas Claims Association, and has served on the Loss Committee for the Association of Fire and Casualty Companies of Texas. Mr. Parker currently has the professional designations of CRIS as a Construction Risk and Insurance Specialist and MLIS as a Management Liability Insurance Specialist.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees and directors, including our chief executive officer and chief financial officer. A copy may be obtained, without charge, by written request to the Company Attention: Corporate Secretary.

Information Relating to Our Audit Committee of the Board of Directors

The purpose of the Audit Committee is to assist our Board of Directors in the oversight of the integrity of the consolidated financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualification and independence, and the performance of our company’s independent auditors and independent actuaries. The primary responsibilities of the Audit Committee are set for in its charter, and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. We are not required to have an Audit Committee consisting solely of independent directors as we are neither listed on NASDAQ nor the New York Stock Exchange. The Audit Committee currently consists of Messrs. Leary, Baris, and Viton. Mr. Leary, an independent director, serves as Chairman of the Audit Committee. The Board of Directors has determined that Mr. Leary qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC.

ITEM 11.    Executive Compensation

Compensation of Executive Officers

The following table sets forth the 2013 and 2012 compensation for our named executive officers.

Name and Principal Position	Year	Salary	Total
Spencer W. Tucker	2013	$200,476	$200,476
Chief Executive Officer	2012	$180,476	$180,476

Debbie L. Carter	2013	$137,636	$137,636
Senior Vice President of Operations	2012	$122,011	$122,011

Michael C. Rosentraub	2013	$137,887	$137,887
Chief Financial Officer	2012	$125,387	$125,387

Employment Agreements

We entered into an employment agreement with Mr. Tucker on November 11, 2005, pursuant to which Mr. Tucker agreed to serve as chief executive officer of the Company. Mr. Tucker’s employment agreement provides for an annual base salary of $100,000, which shall be reviewed by the board of directors annually and may be increased based on such factors the board considers relevant, and the board may also, in its sole discretion, provide an annual bonus. The employment agreement further entitles Mr. Tucker to participate in the Company’s stock option, pension, retirement, deferred compensation, savings, life, medical, dental, disability or other welfare benefit plans maintained by the Company for its employees. Mr. Tucker may also participate in any perquisite programs determined by the board and be reimbursed for reasonable business travel. The agreement is terminable by the Company for cause with no severance payment. If the agreement is terminated without cause the Company shall pay a severance payment equal to the amount of the base salary, in the rate in effect immediately prior to the termination, for an 18 month period and the Company shall continue to provide any other benefits provided under the agreement for such time period. If the agreement is terminated due to death or disability, there is no severance payment. The agreement may also be terminated by Mr. Tucker for “good reason” (including assignment of significantly different duties, failure of Company to obtain assumption of the agreement upon change in control, certain relocation of place of business and material, sustained reduction in base salary) upon 30 days prior written notice. If the agreement is not renewed by the Company, (other than as a result of the executive’s death, disability, termination for cause) or if the executive terminates the agreement for “good reason,” the severance period shall be one (1) year. Mr. Tucker is subject to non-confidentially and non-disparagement obligations both during and after employment with the Company. He is further subject to non-solicitation obligation for 2 years after termination and non-compete obligations for a restriction period of 18 months from termination.

We have not entered into employment agreements with any of our other current executive officers.

Director Compensation

Our non-employee Directors received the following annual compensation in 2013:

	Fees Earned or	Option	All Other (1)	Total
Name	paid in cash ($)	Awards ($)	Compensation	Compensation
Albert R. Dowden (2)	$12,500		$1,779	$14,279
Frederick S. Hammer (3)	58,333		3,660	61,993
Luther H. Hodges, Jr. (4)	18,750		1,476	20,226
James F. Leary	26,250		576	26,826
Richard L. Viton (5)	58,333		-	58,333
Brett G. Baris (6)	58,333		-	58,333
Andrew S. Lerner (7)	58,333		-	58,333

(1) Reflects reimbursed expenses relating to participation in board meetings

(2) No longer a director effective June 30, 2013.

(3) Homeowners of America Insurance Company paid compensation for Mr. Hammer’s board membership on the Company’s board to Inter-Atlantic Group.

(4) No longer a director effective August 1, 2013.

(5) Homeowners of America Insurance Company paid compensation for Mr. Viton’s board membership on the Company’s board to Inter-Atlantic Group.

(6) Homeowners of America Insurance Company paid compensation for Mr. Baris’ board membership on the Company’s board to Inter-Atlantic Group.

(7) Homeowners of America Insurance Company paid compensation for Mr. Lerner’s board membership on the Company’s board to Inter-Atlantic Group.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of the end of last fiscal year.

	Option Awards
		Number of
		Securities
	Number of Securities	Underlying
	Underlying	Unexercised		Option Exercise
	Unexercised Options	Options (#)		Price
Name	(#) Exercisable	Unexercisable		($)	Option Expiration Date

Spencer W. Tucker	-	1,000,000	(1)	$0.50	10/23/2023
	-	1,000,000

Debbie L. Carter	25,000	-		$0.40	1/8/2017
	62,500	-		0.50	4/9/2017
	162,500	-		0.80	12/18/2017
	-	200,000	(1)	0.50	10/23/2023
	250,000	200,000

Michael C. Rosentraub	62,500	-		$0.60	4/30/2021
	-	225,000	(1)	0.50	10/23/2023
	62,500	225,000

(1)	One-fifth of the stock options vest on each anniversary of the grant date, beginning October 24, 2014.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 regarding securities authorized for issuance under the 2013 Equity Compensation Plan, which has been approved by our shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )

Equity compensation plans approved by security holders (1)	2,708,750	0.58	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,708,750	0.58	1,000,000

(1) Represents shares issuable upon the exercise of outstanding stock options issued under the 2013 Equity Compensation Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 28, 2014 by our executive officers and directors (individually and as a group) and each person who is known by us to beneficially own more than five percent of our common stock.

Except as otherwise indicated, we believe that each of the beneficial owners and stockholders listed below has sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Unless otherwise noted, the address of each stockholder is c/o Homeowners of America Holding Corporation, 1333 Corporate Drive, Suite 325, Irving, TX 75038.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation or a trust, discretionary account or similar arrangement.

	Common Stock
	Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned (1)	Class (2)
Executive Officers and Directors:
Spencer W. Tucker	1,175,000	7.29%
Michael C. Rosentraub (3)	93,750	*
Debbie L. Carter (4)	312,500	1.94%
Michael S. Cox (5)	125,000	*
Brent W. Parker (6)	56,250	*
Brett G. Baris (7)	3,835,109	23.79%
Frederick S. Hammer (8)	3,404,884	21.12%
James F. Leary (9)	6,250	*
Richard L. Viton (10)	618,519	3.84%
Andrew S. Lerner (11)	3,835,109	23.79%
Officers and Directors as a Group (10 persons)	7,029,191	43.61%
Principal Stockholders:
Berco Limited (12)	2,043,851	12.68%
Inter-Atlantic Advisors, Ltd. (13)	2,928,128	18.17%
Inter-Atlantic Management, Inc. (14)	288,462	1.79%
Partners Group Secondary 2004 L.P. (15)	1,762,821	10.94%
Pfizer Master Retirement Trust (16)	2,043,851	12.68%
The Prudential Insurance Company of America (17)	1,021,925	6.34%
* less than 1%

(1)         In determining beneficial ownership, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (1) voting power which includes the power to vote, or to direct the voting of, such securities and/or (2) investment power which includes the power to dispose, or to direct the disposition, of such security. In addition, for the purposes of this chart, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days, including, but not limited to, any right to acquire: (a) through exercise of an option, warrant or right; (b) through the conversion of security; (c) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (d) pursuant to the automatic termination of a trust, discretionary account or similar arrangement.

(2)         Based upon 16,119,602 shares of common stock issued and outstanding as of March 28, 2014. Shares of common stock that are subject to options currently exercisable within 60 days of March 31, 2014 are deemed outstanding for computing the percentage ownership of the person holding such options but not deemed outstanding for computing the percentage ownership of any other person.

(3)         Includes 93,750 shares underlying options that are exercisable on or within 60 days of March 31, 2014.

(4)         Includes 250,000 shares underlying options that are exercisable on or within 60 days of March 31, 2014.

(5)         Includes 125,000 shares underlying options that are exercisable on or within 60 days of March 31, 2014.

(6)         Includes 56,250 shares underlying options that are exercisable on or within 60 days of March 31, 2014.

(7)         Includes 2,928,128 shares of common stock held by Inter-Atlantic Advisors, Ltd., 288,462 shares of common stock held by Inter-Atlantic Management, Inc. for which Mr. Baris has shared voting and investment power, as well as 618,519 shares of common stock Mr. Baris holds directly. Mr. Baris disclaims beneficial ownership of the shares held by the two Inter-Atlantic entities.

(8)         Includes 2,928,128 shares of common stock held by Inter-Atlantic Advisors, Ltd., 288,462 shares of common stock held by Inter-Atlantic Management, Inc. for which Mr. Hammer has shared voting and investment power, as well as 188,294 shares of common stock Mr. Hammer holds directly. Mr. Hammer disclaims beneficial ownership of the shares held by the two Inter-Atlantic entities.

(9)         Includes 6,250 shares underlying options that are exercisable on or within 60 days of March 31, 2014.

(10)       Includes 618,519 shares of common stock Mr. Viton holds directly.

(11)       Includes 2,928,128 shares of common stock held by Inter-Atlantic Advisors, Ltd., 288,462 shares of common stock held by Inter-Atlantic Management, Inc. for which Mr. Lerner has shared voting and investment power, as well as 618,519 shares of common stock Mr. Lerner holds directly. Mr. Lerner disclaims beneficial ownership of the shares held by the two Inter-Atlantic entities.

(12)       The address of Berco Limited is c/o Misland Capital, 9 Upper Belgrave Street, London, Berkshire, UK SW1 X88D.

(13)       The directors of Inter-Atlantic Advisors, Ltd. are Andrew Lerner, Robert Lichten, Frederick Hammer, Brett Baris, and Michael Esposito. The beneficial owners of Inter-Atlantic Advisors, Ltd. are Andrew Lerner, Robert Lichten, Frederick Hammer, Michael Esposito Jr., Brett Baris, Mike Mazzola, Thomas Donahue, Eduardo Bohorquez, and Joseph Vadapalas. The directors and beneficial owners of Inter-Atlantic Advisors, Ltd. share voting and investment power over the shares held. The address of Inter-Atlantic Advisors, Ltd. is 142 West 57th Street, Floor 11, New York, New York 10019.

(14)       The directors of Inter-Atlantic Management, Inc. are Andrew Lerner and Brett Baris. The address of Inter-Atlantic Management, Inc. is 142 West 57th Street, Floor 11, New York, New York 10019.

(15)       The address of Partners Group Secondary 2004, L.P. is Tudor House, Le Bordage, St. Peter Port, Guernsey, UK, GY1 1DB.

(16)       The address of Pfizer Master Retirement Trust is c/o Northern Trust Company, C1-N, 801 South Canal Street, Chicago, IL 60607.

(17)       The address of The Prudential Insurance Company of America is 100 Mulberry Street GC2 10th Floor, Newark, NJ 07102.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Inter-Atlantic Fund, L.P. Promissory Note

On December 26, 2012, we entered into a Convertible Promissory Note agreement with Inter-Atlantic Fund, L.P, who is the beneficial owner of more than 5% of our outstanding shares of common stock. The general partner of Inter-Atlantic Fund, L.P. is Inter-Atlantic Advisors, Ltd. Our directors Andrew Lerner, Brett Baris and Fredrick Hammer are among the beneficial owners of Inter-Atlantic Advisors, Ltd. The promissory note is in the amount of $950,000 and accrues interest at the rate of 10% per annum (in the event of a default, the interest rate shall increase to 12.5% per annum). The promissory note is due and payable on December 26, 2013. At any date the holders of the majority interest in the note has the right to convert all or a portion of the note, plus accrued interest into that number of shares of the our Series A Preferred Stock equal to a ratio of 1 share per $1.10 of the promissory note’s principal plus accrued interest.

On August 31, 2013, Inter-Atlantic Fund, L.P. elected to convert all of its $950,000 Convertible Promissory Note and accrued interest in accordance with the terms of the Convertible Promissory Note into 922,461 shares of Series A preferred stock.

	Amount	Conversion ratio to Series A Preferred Stock 0.9090 (shares)
Convertible Promissory Note on 12/26/12	$950,000	863,550
Interest on Convertible Promissory Note at 8/31/2013	64,808	58,911
Total Amount Converted	$1,014,808	922,461

Advisory Agreement with Inter-Atlantic Advisors III, Ltd.

On August 9, 2013, we entered into an advisory agreement with Inter-Atlantic Advisors III, Ltd., or the Advisory Agreement, an affiliate of the general partner of Inter-Atlantic Fund L.P., who is the beneficial owner of more than 5% of our outstanding shares of common stock. In addition, our directors Andrew Lerner, Brett Baris and Fredrick Hammer are among the beneficial owners of Inter-Atlantic Advisors III, Ltd., or Inter-Atlantic. The Advisory Agreement has a term of six years, which will be automatically renewed from year-to-year, unless terminated by either party upon 60 days’ notice prior to the termination of the initial or any renewal term. Under the terms of the Advisory Agreement, Inter-Atlantic will perform certain management services for us, including, but not limited to, assisting on an ongoing basis in reviewing our strategic and capital structure alternatives as a publicly registered company, assisting us in retaining investment banks as may be desirable in connection with a potential capital raising or merger and acquisition strategy, and performing or supervising certain insurance-related services, as may be requested by us from time to time. For its services, we will pay Inter-Atlantic an annual fee of $300,000, reimburse Inter-Atlantic’s expenses incurred in connection with the performance of its service and annually grant Inter-Atlantic shares of our common stock with an aggregate fair market value of $150,000 at the time of grant. As long as the Advisory Agreement is in effect and the fees and expense reimbursements are paid, the directors of the Company that are affiliated with Inter-Atlantic have agreed to waive any other compensation for their service as our directors.

Other than the agreements mentioned above and any compensation agreements and other arrangements which are described under “Executive Compensation,” there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Director Independence

The Board of Directors is required to determine which directors satisfy the criteria for independence under the rules of its listing stock exchange. To be considered independent, a director may not maintain any relationship that would interfere with his or her independent judgment in completing the duties of a director. The rules state that certain relationships preclude a board finding of independence, including a director who is, or during the past three years was, employed by the company, and any director who accepts any payments from the company in excess of $120,000 during the current year or any of the past three years, other than director fees or payments arising solely from investments in the company's securities. Rules often provide that ownership of company stock by itself would not preclude a board finding of independence. Our Board of Directors consists of six directors, including five non-employee directors. Our Board of Directors has concluded that the following five non-employee directors are independent in accordance with the director independence standards set forth in Rule 5600 of the rules of NASDAQ Bulletin Board (our intended exchange listing): Frederick S. Hammer, Brett G. Baris, James F. Leary, Richard L. Viton, and Andrew S. Lerner.

ITEM 14.    Principal Accounting Fees and Services

Principal Registered Public Accounting Firm

Weaver and Tidwell, L.L.P. was our principal registered accounting firm for fiscal years 2013 and 2012.

Audit Fees

The following table sets forth the aggregate fees for services provided by Weaver and Tidwell, L.L.P., our principal accountant for the years ended December 2013 and 2012:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2013	2012

Audit Fees	$41,500	$189,212
Audit Related Fees	9,000	14,670
Tax Fees	-	-
All Other Fees		483
Total	$50,500	$204,365

“Audit Fees” represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings. “All Other Fees” represent fees billed for services provided to us not otherwise included in the categories above.

Pre-Approval Policies

All auditing services and non-auditing services are pre-approved by the audit committee.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements. In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules. Schedule VI – Supplemental Information Concerning Consolidated Property and Casualty Insurance Operations is filed as part hereof along with the related report of the Independent Registered Public Accounting Firm included in Part II, Item 8. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(3)	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed on the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E. Room 1580, Washington D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Schedule VI. Supplemental Information Concerning Consolidated Property and Casualty Insurance Operations

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

As of
	December 31,	For the Year Ended December 31,
	Reserves for		Incurred
	Unpaid	Incurred Loss	Loss and		Net
	Losses and	and LAE	LAE prior	Paid Losses	Investment
	LAE	current year	years	and LAE	Income

2013	$15,884	$2,015	$244	$2,488	$42
2012	$11,641	$3,904	$160	$3,881	$18

	As of				As of
	December 31,	For the Year Ended December 31,			December 31,
Deferred
	Policy		Net	Net
	Acquisition	Amortization	Premiums	Premiums	Unearned
	Cost (DAC)	of DAC	Written	Earned	Premiums

2013	$6,214	$(10,512)	$6,273	$4,816	$31,297
2012	$5,274	$(8,836)	$6,258	$4,978	$26,579

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Homeowners of America Holding Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K (File No. 333-189686), filed on December 30, 2013.
3.2	Bylaws of Homeowners of America Holding Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed August 8, 2013, effective August 9, 2013, as amended.
4.1	Specimen Certificate Evidencing Shares of Common Stock. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
4.2	Specimen Certificate Evidencing Shares of Series A Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
4.3	Specimen Certificate Evidencing Shares of Series B Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
4.4	Investor Rights Agreement, dated November 11, 2005, between Homeowners of America Holding Corporation and certain of its security holders. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
4.5	Stock Restriction Agreement, dated November 11, 2005, between Homeowners of America Holding Corporation and Spencer W. Tucker. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.1	2005 Management Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.2	Stock Purchase Agreement, dated September 15, 2005, between Homeowners of America Holding and Richard P. Backus. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.3	Amendment No. 1 to Stock Purchase Agreement, dated November 11, 2005, between Homeowners of America Holding and Richard P. Backus. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.4	Securities Purchase Agreement, dated November 11, 2005, between Homeowners of America Holding Corporation and certain investors. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.5	Employment Agreement, dated November 11, 2005, between Homeowners of America Holding Corporation and Spencer W. Tucker. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.6	Property Catastrophe Excess of Loss Reinsurance Contract, between Homeowners of America Insurance Company and participants American Standard Insurance Company of Wisconsin, Sirius International Insurance Group, Underwriters at Lloyds and SCOR Global P&C SE Paris. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.7

Property Per Risk Excess of Loss Reinsurance Contract, between Homeowners of America Insurance Company and participants Hannover Rueckversicherung-Aktiengesellschaft, Lloyds Syndicate No. 2791 MAP Underwriting (MAP), Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML) and Lloyds Syndicate No. 2987 BRIT (BRIT), effective April 1, 2012. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.

10.8	Residential Quota Share Reinsurance Contract, between Homeowners of America Insurance Company and participants Arch Reinsurance Company, Endurance Reinsurance Corporation of America, SCOR Reinsurance Company and RLI Insurance Company, effective April 1, 2012. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.

10.9	Residential Property Quota Share Reinsurance Contract, between Homeowners of America Insurance Company and participant R+V Versicherung AG, effective April 1, 2011. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.10	Private Passenger Automobile Excess of Loss Reinsurance Contract, between Homeowners of America Insurance Company and Maiden Reinsurance Services LLC, effective June 1, 2011. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.11	Addendum No. 1 to Private Passenger Automobile Excess of Loss Reinsurance Contract, between Homeowners of America Insurance Company and Maiden Reinsurance Services LLC, effective June 1, 2011. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.12	Private Passenger Automobile Quota Share Reinsurance Contract, between Homeowners of America Insurance Company, Maiden Reinsurance Services, LLC and NGM Insurance Company, effective June 1, 2011. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.13	Top Layer Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company, Participants R+V Versicherung AG, Houston Casualty Company; UK Branch, SCOR Global P&C SE Paris, Lloyds Syndicate No. 1274 Antares (AUL), Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML), Lloyds Syndicate No.2987 BRIT (BRIT) and Walbaoum International/Sirius International Insurance Group, effective August 15, 2012. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.14	Top Layer Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants Houston Casualty Company; UK Branch, SCOR Global P&C SE Paris, Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML), Lloyds Syndicate No. 2791 MAP Underwriting (MAP) and Lloyds Syndicate No.2987 BRIT (BRIT), effective August 15, 2012. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.15	Underlying Property Catastrophe Excess Reinsurance Contract, between Homeowners of America Insurance Company and participant R+V Versicherung AG effective April 1, 2012. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.16	Print/Mail Service Contract, dated September 1, 2006, between Homeowners of America Insurance Company and PRIMORIS Services LLC. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.17	Policy Tracking System (PTS) Product and Service Agreement, dated January 12, 2006, between Homeowners of America Holding Corporation and Information Distribution & Marketing, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.18	Contract Addendum for Auto Line Business to PTS Contract, dated February 9, 2008, between Homeowners of America Holding Corporation and Information Distribution & Marketing, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.19	Underlying Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and R+V Veraicherung A.G., effective April 1, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.20	Property Catastrophe Excess of Reinsurance Contract, between Homeowners of America Insurance Company and participants Sirius International Insurance Company, Lloyd’s Underwriters and Companies and R+V Veraicherung A.G., effective April 1, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.

10.21	Property Per Risk Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company , Everest Reinsurance Company and Hannover Rück SE, effective April 1, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.22	Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and Odyssey Reinsurance Company, effective April 1, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.23	Residential Property Quota Share Reinsurance Contract between Homeowners of America Insurance Company and R+V Veraicherung A.G., effective April 1, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.24	Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Arch Reinsurance Company, Endurance Specialty Insurance Ltd., Everest Reinsurance Company, SCOR Reinsurance Company, ad Taiping Reinsurance Co. Ltd., effective April 1, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.25	Advisory Agreement between Homeowners of America Holding Company and Inter-Atlantic Advisors III, Ltd., effective on the effective date of this Registration Statement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
10.26	Stock Purchase Agreement, dated as of August 31, 2013, by and among Homeowners of America Holding Company, Inc., Spencer Tucker and Richard Backus 8-K September 6, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-189686) filed on September 6, 2013.
10.27	Homeowners of America Holding Company, Inc. 2013 Equity Compensation Plan 8-K October 30, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-189686) filed on December 30, 2013.
21.1	Subsidiaries of Homeowners of America Holding Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.
23.1*	Consent of Weaver and Tidwell, L.L.P.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEOWNERS OF AMERICA HOLDING CORPORATION

March 31, 2014	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

March 31, 2014	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spencer Tucker	Chief Executive Officer	March 31, 2014
Spencer Tucker	(Principal Executive Officer)

/s/Michael Rosentraub	Chief Financial Officer (Principal Financial Officer	March 31, 2014
Michael Rosentraub	and Principal Accounting Officer)

/s/ Frederick S. Hammer	Director	March 31, 2014
Frederick S. Hammer

/s/ Brett G. Baris	Director	March 31, 2014
Brett G. Baris

/s/ James F. Leary	Director	March 31, 2014
James F. Leary

/s/ Richard L. Viton	Director	March 31, 2014
Richard L. Viton

/s/ Andrew S. Lerner	Director	March 31, 2014
Andrew S. Lerner

