Form 10-Q
period 2014-03-31
Homeowners of America Holding Corp
filed 2014-05-15
CIK 1346922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
(Address of principal executive offices)(Zip Code)

(972) 607-4241
(Registrant’s telephone number, including area code)

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

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of May 13, 2014 was 16,158,602.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

i

Homeowners of America Holding Corporation

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets:
Cash and cash equivalents	$10,209,144	$8,104,310
Short-term investments	4,316,294	4,151,011
Restricted cash and investments	2,240,000	1,000,000
Long-term investments	-	1,960,000
Accrued investment income	7,246	8,853
Due and deferred premiums	3,653,799	4,169,824
Balance due from reinsurers	53,478,327	46,281,756
Property, equipment and software, net	229,583	244,516
Deferred policy acquisition costs	6,216,053	6,214,334
Prepaid expenses and other	411,741	128,195
Deferred tax assets, net	941,919	933,221

Total assets	$81,704,106	$73,196,020

Liabilities:

Loss and loss adjustment expenses	$17,462,319	$15,884,062
Advance premiums	151,631	90,854
Ceded reinsurance premiums payable	9,216,262	3,271,858
Unearned premiums	31,281,940	31,297,118
Unearned ceding commissions	8,063,312	8,067,162
Commissions payable, reinsurers and agents	4,369,302	3,716,423
General and other accrued expenses payable	1,953,462	1,906,265
Funds held under reinsurance treaty	2,782	-
Income tax payable	265,809	211,198
Taxes, licenses and other fees payable	-	474,503

Total liabilities	72,766,819	64,919,443

Stockholders’ equity:
Preferred stock, convertible; 12.5% cumulative; $0.0001 par value per share; 20,500,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value per share; 40,000,000 shares authorized; 17,469,602 shares issued and 16,119,602 shares outstanding as of March 31, 2014 and 17,181,140 shares issued and 15,831,140 shares outstanding as of December 31, 2013	1,612	1,583
Treasury stock, $0.0001 par value per share; 1,350,000 common shares as of March 31, 2014 and December 31, 2013	(135)	(135)
Additional paid-in-capital	6,154,986	5,969,550
Retained earnings	2,780,824	2,305,579

Total stockholders’ equity	8,937,287	8,276,577

Total liabilities and stockholders’ equity	$81,704,106	$73,196,020

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended

March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
Revenues:

Premiums earned	$14,444,123	$12,510,863
Ceded premiums	(13,146,456)	(11,406,965)
Net premiums earned	1,297,667	1,103,898
Policy fees	1,126,725	977,651
Ceding commissions	2,814,544	2,544,494
Gross investment income	7,447	11,316
Reinsurance profit sharing, installment fees and other income	864,696	324,161

Total Revenue	6,111,079	4,961,520

Expenses:

Losses and loss adjustment expenses	350,976	532,417
Policy acquisition expenses	3,197,446	2,676,813
Underwriting and other operating expenses	1,831,500	1,339,223

Total Expenses	5,379,922	4,548,453

Income before income taxes	731,157	413,067

Provision (benefit) for income taxes:
Current	264,610	134,017
Deferred	(8,698)	13,353
Total income taxes	255,912	147,370

Net income	$475,245	$265,697

Cumulative preferred stock dividends	-	(357,496)

Net income (loss) available to common stockholders	$475,245	$(91,799)

Basic income (loss) per common share	$0.03	$(0.04)
Weighted average number of common shares outstanding - basic	16,023,448	2,250,000
Diluted income (loss) per common share	$0.03	$(0.04)
Weighted average number of common shares outstanding - diluted	16,925,948	2,250,000
Cash dividend declared per common share	$0	$0

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended

March 31, 2014

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance December 31, 2013	15,831,140	$1,583	1,350,000	(135)	$5,969,550	$2,305,579	$8,276,577
Net Income	-	-	-	-	-	475,245	475,245
Common stock issued	288,462	29	-	-	149,971	-	150,000
Stock-based compensation	-	-	-	-	35,465	-	35,465

Balance March 31, 2014	16,119,602	$1,612	1,350,000	$(135)	$6,154,986	$2,780,824	$8,937,287

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended

March 31, 2013

							Additional		Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance December 31, 2012	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$336,816	$5,243,406
Net Income	-	-	-	-	-	-	-	265,697	265,697

Balance March 31, 2013	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$602,513	$5,509,103

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended

March 31, 2014 and 2013

	March 31,	March 31,
	2014	2013
		(Restated)
Cash flows from operating activities:
Net income	$475,245	$265,697
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Depreciation & amortization	27,295	19,854
Accounting charge related to stock-based compensation expense	35,465	-
Common stock compensation for management services	150,000	-
Deferred tax assets	(8,698)	13,353
(Increase) decrease in:
Accrued investment income	1,607	(2,961)
Due and deferred premiums	516,025	410,779
Balance due from reinsurers	(7,196,571)	(3,476,141)
Deferred policy acquisition costs	(1,719)	132,150
Prepaid and other	(283,546)	(169,339)
Increase (decrease) in:
Losses and loss adjustment expenses	1,578,257	1,451,007
Advance premiums	60,777	55,917
Ceded reinsurance premiums payable	5,944,404	2,413,860
Unearned premiums	(15,178)	(733,938)
Ceded deferred premiums	-	(2,724)
Unearned ceding commissions	(3,850)	(168,239)
Commissions payable, reinsurance & agents	652,879	560,902
General and other accrued expenses	47,197	2,047,234
Funds held under reinsurance treaty	2,782	-
Income tax payable	54,611	(215,762)
Taxes, licenses and other fees payable	(474,503)	(431,382)
Net cash provided by operating activities	1,562,479	2,170,267
Cash flows from investing activities:

Purchases of long-term certificate of deposit	-	(1,617,610)
Maturities of long-term certificate of deposit	1,960,000	-
Maturities of short-term investments	1,309,717	-
Purchases of short-term investments	(2,715,000)	(274,665)
Additions to furniture, equipment and software	(12,362)	2,398
Net cash provided by (used in) investing activities	542,355	(1,889,877)

Net increase in cash and cash equivalents	2,104,834	280,390

Cash and cash equivalents, beginning of period	8,104,310	10,194,375

Cash and cash equivalents, end of the period	$10,209,144	$10,474,765

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$210,000	$215,595

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restatement of Prior Year Amounts

In conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014, we restated the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013. These restatements resulted in money market mutual fund accounts held at financial institutions which were previously classified as short-term investments to be now classified as cash and cash equivalents. In addition, checks issued in excess of cash book balances, not yet presented for payment, which were previously classified as cash and cash equivalents are now classified as general and other accrued expenses payable.

	Three Months Ended
	March 31, 2013
	As
	Previously		As
	Reported	Adjustment	Restated
Consolidated Statements of Cash Flows:

Cash flows from operating activities
General and other accrued expenses	$(6,556)	$2,053,790	$2,047,234

Net cash provided by operating activities	116,477	2,053,790	2,170,267

Cash flows from investing activities
Purchases of short term investments	(7,264,905)	6,990,240	(274,665)

Net cash used in investing activities	(8,880,117)	6,990,240	(1,889,877)

Net increase (decrease) in cash and cash equivalents	(8,763,640)	9,044,030	280,390

Cash and cash equivalents, beginning of period	10,194,375	-	10,194,375

Cash and cash equivalents, end of period	$1,430,735	$9,044,030	$10,474,765

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At March 31, 2014 and December 31, 2013, cash and cash equivalents consist of cash on deposit with financial institutions, as well as money market mutual funds.

General and other accrued expenses payable as of March 31, 2014 and December 31, 2013, include $1.2 million, respectively, of checks issued in excess of cash book balances, not yet presented for payment.

Investments

The Company’s investments are comprised of short-term and restricted investments as of March 31, 2014 and short-term, restricted, and long-term investments as of December 31, 2013. Restricted investments and long-term investments are described below. Short-term investments include certificates of deposit with original maturities greater than three months and maturities of one year or less. Due to the short-term nature of these investments, significant changes in prevailing interest rates and economic conditions should not adversely affect the timing and amount of cash flows on such investments or their related values. Accordingly, certificates of deposit are carried at cost, which approximates fair value.

The Company has pledged to the Texas Department of Insurance $2.0 million for the purpose of meeting obligations to policyholders and creditors. Restricted assets are shown separately in the accompanying consolidated balance sheets as “Restricted cash and investments”. Although the Company, with the approval of the Texas Department of Insurance, may exchange the investments with other funds or investments, management intends to hold the portion of these restricted investments in certificates of deposit to their maturity. As such, these restricted certificates of deposit are carried at cost, which approximates fair value. Interest earned on these investments inures to the benefit of the Company.

The Company has pledged an additional $240,000 to the Nevada Department of Insurance as part of the application process to write business in Nevada.

As of December 31, 2013, the Company’s investments also included certificates of deposit that mature more than one year after the balance sheet date and are reflected on the consolidated balance sheets as Long-term investments. Based on management’s intent to hold to maturity, this investment is carried at cost. Cost approximates fair value based on the rates currently offered for deposits of similar remaining maturities.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Comprehensive Income

FASB ASC 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities, with appropriate adjustments to other comprehensive income. There were no qualifying items reported in comprehensive income for the three months ended March 31, 2014 or 2013.

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

Reinsurance Profit Sharing, Installment Fees and Other Income

Reinsurance profit share income is recognized when earned. Installment and other fees associated with the collection of installment premium payments are recognized as income when collected. Reinsurance profit share income for the three months ended March 31, 2014 was 8.9% of total revenue within this classification on the consolidated statements of operations. Loss adjustment fee income for the three months ended March 31, 2013 was 5.1% of total revenue within this classification on the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset is in fact may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of March 31, 2014 and December 31, 2013, no impairment has been recorded.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred Policy and Acquisition Costs

Deferred policy acquisitions costs (“DAC”) as of March 31, 2014 and December 31, 2013, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if estimates of future premium income from their related lines of insurance are revised.

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

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At March 31, 2014, the Company’s tax years from 2010 through 2013 remain subject to examination.

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

Fair Value of Financial Instruments

The carrying value for the Company’s cash and cash equivalents and short-term investments approximate fair values as of March 31, 2014 and December 31, 2013 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Convertible Notes Payable

The Company accounts for convertible notes payable under FASB ASC Topic 470-20 – Debt with Conversion and Other Options, which requires issuers to assess whether or not an embedded conversion feature is required to be separately accounted for as a derivative liability for liability and equity components and if the conversion feature is beneficial to the holder. See Note 9 on Convertible Notes Payable for additional disclosure.

Stock Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of FASB ASC Topic 718 –Compensation – Stock Compensation, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with FASB ASC Topic 718, the Company recognizes stock-based compensation, if any, in the consolidated statements of operations on a straight line basis over the vesting period of the stock award. For those stock awards vesting 100% at the issue date, the Company recognizes stock-based compensation immediately.

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income or loss, less cumulative preferred stock dividends for the period whether or not earned or paid, by the weighted-average number of common shares during the period.

For the three months ended March 31, 2014, the net income attributable to common stockholders was $475,245.

For the three months ended March 31, 2013, the net income attributable to common stockholders was decreased for cumulative dividends on preferred stock during the period of $357,496.

Diluted earnings (loss) per share of common stock is computed by dividing net income or loss attributable to common stockholders, adjusted for the effect of potentially dilutive securities, by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include convertible notes payable, outstanding convertible preferred stock and common stock options.

For the three months ended March 31, 2014, all of the Company’s dilutive securities were included in the computation of diluted earnings per share as dilutive. The total number of dilutive shares of common stock that were included totaled 902,500.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2013, all of the Company’s potentially dilutive securities were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive shares of common stock that were excluded totaled 13,118,125.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the three months ended March 31, 2014, as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2013, that are of significance, or potential significance, to the Company.

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

In conjunction with the retention of certain policy fees at MGA, HAIC allocates a significant portion of its general expense base to MGA. HAIC allocated $1,523,107 and $1,213,862 of general expenses and taxes, licenses and fees to MGA during the three months ended March 31, 2014 and 2013, respectively. The expense allocation agreement has been approved by the Texas Department of Insurance. On a consolidated company basis these transactions are eliminated.

During the three months ended March 31, 2014 and 2013, MGA collected policy fees in the amount of $1,126,725 and $977,651, respectively.

In December 2012, HAHC entered into a Convertible Promissory Note with Inter-Atlantic Fund, L.P. and Phoenix Associates, Inc., (companies controlled by a shareholder and former director, respectively). See Note 9 Convertible Notes Payable for additional disclosure.

4.	INVESTMENTS

Gross investment income from investments totaled $7,447 and $11,316 for the three months ended March 31, 2014 and 2013, respectively.

There were no realized or unrealized gains or losses recognized for the periods due to the short term nature of the investments held. The intent is to hold to maturity certificates of deposit carried at amortized cost.

The following table provides the Company’s investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments:

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2014		December 31, 2013
	Book Value	Fair Value / Carrying Value	Book Value	Fair Value / Carrying Value
Financial Assets:
Restricted certificates of deposit	$2,240,000	$2,240,000	$785,000	$785,000
Restricted cash	-	-	215,000	215,000
Long-term investments	-	-	1,960,000	1,960,000
Short-term investments	4,316,294	4,316,294	4,151,011	4,151,011
	$6,556,294	$6,556,294	$7,111,011	$7,111,011

	March 31, 2014		December 31, 2013
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certificates of deposit	Less than 1 year	0.10% - 0.40%	Less than 1 year	0.10% - 0.25%
Restricted cash	Less than 1 year	-	-	-
Long-term investments	More than 1 year	-	More than 1 year	0.30% - 0.70%
Short-term investments	Less than 1 year	0.20% - 1.242%	Less than 1 year	0.20% - 1.242%

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s short-term investments comprised of certificates of deposit held at financial institutions which are not measured at fair value on a recurring basis. A portion of the Company’s cash and cash equivalents include money market mutual fund accounts held at financial institutions which are measured at fair value on a recurring basis. The following tables provide information as of March 31, 2014 and December 31, 2013, about the Company’s financial assets measured at fair value on a recurring basis:

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of March 31, 2014
Money market mutual funds	$8,029,553	$-	$-	$8,029,553
Total	$8,029,553	$-	$-	$8,029,553

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Money market mutual funds	$5,903,478	$-	$-	$5,903,478
Total	$5,903,478	$-	$-	$5,903,478

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

6.	PROPERTY, EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013	Useful Life
Computer equipment	$225,004	$222,225	3 years
Office equipment	$13,999	13,999	5 years
Furniture and fixtures	$106,524	106,524	5 years
Software installation and development	$759,783	750,200	3 years
Total, at cost	1,105,310	1,092,948
Less accumulated depreciation and amortization	(875,727)	(848,432)
Property and equipment, net	$229,583	$244,516

Depreciation and amortization expense for property, equipment and software totaled $27,295 and $19,854 for the three months ended March 31, 2014 and 2013, respectively.

7.	DEFERRED POLICY ACQUISION COSTS AND CEDING COMMISSIONS

Total capitalized deferred policy acquisition costs as of March 31, 2014 and March 31, 2013, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $6,216,053 and $5,142,365, respectively.

Changes in deferred policy acquisition costs for the three months ended March 31, 2014 and March 31, 2013, are as follows:

	March 31,	March 31,
	2014	2013
Deferred policy acquisition charges, beginning of the period	$6,214,334	$5,274,515
Capitalized costs	2,834,495	2,232,767
Amortized costs	(2,832,776)	(2,364,917)
Deferred policy acquisition charges, end of the period	$6,216,053	$5,142,365

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred ceding commissions, which represent acquisition costs associated with insurance risk ceded to other reinsurance partners, as of March 31, 2014 and March 31, 2013 were $0 and $683,914, respectively. The decrease of $683,914 is due to a change in settlement procedures affecting the property quota share reinsurance program.

Changes in deferred ceding commissions for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	March 31,	March 31,
	2014	2013
Deferred ceding commission, beginning of the period	$-	$683,914
Capitalized commissions	-	3,025,410
Amortized commissions	-	(3,025,410)
Deferred ceding commission, end of the period	$-	$683,914

8.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses (LAE), less related reinsurance and deductibles, are charged to operations as incurred. Unpaid losses and LAE are based on claims adjusters’ estimates of the cost of settlement plus an estimate for losses IBNR based upon historical experience, industry loss experience, and management’s estimates. Loss reserves reflect Company management’s best estimate of the total cost of (i) claims that have been incurred but not yet paid, and (ii) claims that have been incurred, but not yet reported (IBNR). Loss reserves that are established by Company management are not an exact calculation of our liability, but rather loss reserves represent management’s best estimate for our Company’s liability based on the application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known as of the balance sheet date. The process of setting reserves is complex and necessarily imprecise. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. To arrive as its best estimate for losses, the Company uses damage estimating software developed and owned by acknowledged industry leader, Insurance Service Office. Reserves factors for IBNR are reviewed quarterly by an independent actuarial consultant. In addition, our appointed independent actuary attests to the adequacy of our unpaid claim reserve, including IBNR at calendar year end.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Losses and Loss Adjustment Expenses

The following table provides the reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the three months ended March 31, 2014 and for March 31, 2013:

	Three Months Ended
	March 31,
	2014	2013
Reserve for losses and LAE, beginning of period	$15,884,062	$11,641,296
Reinsurance recoverables on losses and LAE	(15,090,175)	(10,618,032)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	793,887	1,023,264

Add provision for claims and LAE occurring in:
Current year	98,976	620,417
Prior years	252,000	(88,000)

Net incurred losses and LAE during the current period	350,976	532,417

Deduct payments for claims and LAE occuring in:
Current year	167,599	297,000
Prior years	222,628	262,151

Net claim and LAE payments during the current period	390,227	559,151

Reserve for losses and LAE, net of reinsurance recoverables, at end of period	754,636	996,530

Reinsurance recoverables on losses and LAE	16,707,683	12,095,774

Reserve for losses and LAE, end of period	$17,462,319	$13,092,304

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in an increase of $252,000 for the three months ended March 31, 2014 and a decrease of $88,000 for the three months ended March 31, 2013.

9.	CONVERTIBLE NOTES PAYABLE

As of December 31, 2013, the Convertible Promissory Note agreements with Inter-Atlantic Fund, L.P. and Phoenix Associates, Inc. (companies controlled by a shareholder and former director, respectively) in the amounts of $950,000 and $50,000, respectively, with an interest rate equal to 10% per annum (accelerating to 12.5% per annum in the event of default) were converted into 2,306,152 and 124,988 common shares, respectively.

During the three months ended March 31, 2013, interest expense on these notes totaled $24,658.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has 20,500,000 shares of preferred stock, convertible, 12.5% cumulative, $0.0001 par value per share, authorized and none issued and outstanding.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock

As of March 31, 2014, the Company has 40,000,000 shares authorized and 17,469,602 shares issued and 16,119,602 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders, unless restricted by the Company’s Amended and Restated Certificate of Incorporation.

As of December 31, 2013, the Company has 40,000,000 shares authorized and 17,181,140 shares issued and 15,831,140 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders, unless restricted by the Company’s Amended and Restated Certificate of Incorporation.

On February 1, 2014, the Company issued 288,462 shares of common stock at $0.52 a share, to Inter-Atlantic Management Inc., a beneficial owner of more than 5% of our outstanding shares of common stock. Per the terms of the Advisory Agreement dated August 1, 2013, Inter-Atlantic Management Inc. will be issued annually on February 1st, a grant of the Company’s common stock which in aggregate had a fair market value of $150,000 at the time of grant.

There were no common stock warrants or options issued during the three months ended March 31, 2014 and March 31, 2013.

11.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 –Compensation – Stock Compensation.

Incentive Plans

The Company’s 2005 Management Incentive Plan (the “2005 Plan”) provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2005 Plan, options may be granted to purchase a total not to exceed 789,475 shares of common stock in the aggregate, made up of original issue shares, treasury shares or a combination of the two. At March 31, 2014 and 2013, options to purchase 783,750 shares of common stock have been granted under the 2005 Plan.

The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) provides for granting of stock options, incentive stock options, stock awards, and restricted stock units to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2013 Plan, options may be granted to purchase a total not to exceed 2,925,000 shares of common stock, made up of original issue shares, treasury shares or a combination of the two. At March 31, 2014, options to purchase 1,925,000 shares of common stock have been granted under the 2013 Plan.

A summary of the activity of the Company’s stock option plan for the three months ended March 31, 2014 and March 31, 2013 is as follows:

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Cont. Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	2,708,750	$0.58	8.41	$4
Outstanding at March 31, 2014	2,708,750	0.58	8.16	$21
Exercisable at March 31, 2014	902,500	0.70	5.55	$6

Outstanding at December 31, 2012	783,750	$0.78	5.91	$-
Outstanding at March 31, 2013	783,750	0.78	5.66	$-
Exercisable at March 31, 2013	618,125	0.76	5.17	$-

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company records stock-based compensation expense related to granting stock options in underwriting and other operating expenses. During the three months ended March 31, 2014, and 2013, the Company did not grant any stock options. The Company recognized compensation expense as follows for the three months ended March 31:

	Three Months Ended
	March 31,
	2014		2013

Total gross compensation expense	$35,465	(1)	-
Total tax benefit associated with compensation expense	(7,163)		-
Total net compensation expense	$28,302		-

(1)	Represents 1,925,000 stock options granted in October 2013, of which 200,000 options vested immediately and 1,725,000 vesting annually over a period of 5 years.

As of March 31, 2014, the Company expects to record compensation expense in the future as follows:

	Nine
	months
	ending	Year ending December 31,
	December 31, 2014	2015	2016	2017	2018
Total gross unrecognized compensation expense	$26,109	$34,812	$34,812	$34,812	$28,229
Tax benefit associated with unrecognized compensation expense	(515)	(686)	(686)	(686)	(556)
Total net unrecognized compensation expense	$25,594	$34,126	$34,126	$34,126	$27,673

12.	INCOME TAXES

During the three months ended March 31, 2014, the Company recorded $255,912 of income tax expense which resulted in estimated annual effective tax rate of 34.25%. The effective tax rate was primarily impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

During the three months ended March 31, 2013, the Company recorded $147,370 of income tax expense which resulted in estimated annual effective tax rate of 34.50%. The effective tax rate was primarily impacted as a result of permanent tax differences on meals and entertainment.

The Company’s federal income tax return is consolidated with HAIC and MGA. Allocation of tax expense or refunds among the consolidated group is based on separate return calculations.

13.	REINSURANCE

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

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company also purchases reinsurance covering non-weather losses (two occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage which was in force during 2013 and 2012 has been obtained principally to protect the Company in the event of a large fire loss.

The effects of reinsurance on premiums written and earned were as follows, for the three months ended March 31, 2014 and March 31, 2013:

	March 31, 2014		March 31, 2013
	Written	Earned	Written	Earned

Direct premiums	$14,428,945	$14,444,123	$11,776,925	$12,510,863
Ceded premiums	(12,883,015)	(13,146,456)	(10,452,707)	(11,406,965)

Net Premiums	$1,545,930	$1,297,667	$1,324,218	$1,103,898

Following is a summary of HAIC’s reinsurance balances under the above described reinsurance treaties as of and for the three months ended March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Ceded premiums payable	$9,216,262	$3,271,858
Ceded loss adjustment expenses	956,055	4,424,649
Ceded loss and loss adjustment expense reserve	16,707,683	15,090,175
Ceded unearned premium reserve	27,910,486	27,924,037
Ceded earned premiums	13,146,456	48,422,943

14.	CONCENTRATION OF CREDIT RISK

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

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2018. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2014 (9 months)	$124,470
2015	151,911
2016	158,017
2017	74,592
2018	5,496
$514,486

Rent expense under such leases for the three months ended March 31, 2014 and March 31, 2013 was $31,573 and $28,426, respectively.

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

16.	REGULATORY REQUIREMENTS AND RESTRICTIONS

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

As of March 31, 2014, HAIC’s total statutory surplus was $9,665,821 (capital stock of $3,000,000 and surplus of $6,665,821).

As of March 31, 2014 and December 31, 2013, HAIC had restricted cash and investments totaling $2.0 million and $1.0 million, respectively, which have been pledged to the Texas Department of Insurance. As of March 31, 2014, HAIC has pledged $240,000 to the Nevada Department of Insurance. States routinely require deposits of assets for the protection of policyholders and creditors.

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company’s surplus account, or “earned surplus”.

The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HAIC in 2014 or 2013.

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of March 31, 2014 and December 31, 2013, there were no material permitted statutory accounting practice utilized by HAIC.

Homeowners of America Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	SUBSEQUENT EVENTS

On April 24, 2014, Inter-Atlantic Advisors, Ltd., a beneficial owner of more than 5% of the outstanding shares of common stock, distributed 2,928,128 shares, $.0001 par value per share, to the owners of Inter-Atlantic Advisors, Ltd. as part of the liquidation of Inter-Atlantic Advisors, Ltd.

On April 15, 2014, the Company issued 39,000 shares by way of common stock held in Treasury at $0.52 a share under the Company’s 2013 Equity Compensation Plan as a stock award to employees of the Company.

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

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the SEC on March 31, 2014. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HAHC,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners of America Holding Corporation and its subsidiaries.

OVERVIEW

General

HAHC is a property and casualty insurance holding company incorporated in Delaware in 2005. In May 2006, we began selling property and casualty insurance products in Texas and beginning April, 2014, we began offering property and casualty insurance products in Arizona through our subsidiary, Homeowners of America Insurance Company. Through the use of highly automated underwriting tools, we currently offer homeowners, dwelling fire and extended coverage, tenant and condominium owners policies, within market segments which have proven to have long term profitability. Using internet-enabled applications, our products are offered to the public through independent insurance agents.

We did, until recently, offer private passenger automobile policies to homeowners in Texas. Our last policy expired October, 2013. The Texas private passenger automobile program was terminated as we were unable to capture a sufficient portion of the market at pricing which we deemed adequate to cover our expenses and provide a margin for profits.

We have applied for licenses to write business in thirty states. To date, we have received certificates of authority from Indiana, Kentucky, Louisiana, Missouri, Nebraska, Nevada, South Dakota, and Utah to offer homeowners, dwelling fire and extended coverage, tenant and condominium owners policies.

As mentioned previously, the Company sells insurance policies predominately in Texas. As such, the health of the Texas economy and housing market has a direct impact on the Company’s business activity. The following selected statistics are key indicators that management monitors when evaluating the Company’s current financial condition and operating results:

•	Texas unemployment was 5.5% at March month end, as compared to the national U.S. of 6.3%.
•	Single family building permits were up 7.4% and single family home prices were up 8.1% year over year as of March month end.
•	Texas nonfarm employment rate increased 2.8% at March month end, as compared to an increase of the national U.S. rate of 1.7%.

These favorable economic indicators, in addition to the reduced numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business are all factors which aided in the positive results recorded by the Company for the quarter ended March 31, 2014.

Our principal revenues are earned premiums (which are reported net of reinsurance costs), ceding commissions and policy fees. We cede a substantial portion of our earned premium to reinsurers under a quota share program to mitigate high frequency risks as well as catastrophic events and under excess of loss contracts to mitigate losses from catastrophic events. Our principal expenses are claims from policyholders, policy acquisition expenses, and underwriting and other operating expenses. Our net income for the three months ended March 31, 2014 was $475,245.

Net income available to common stockholders was $475,245 for the three months ended March 31, 2014. As of March 31, 2014 we had total assets of $81.7 million and stockholders’ equity of $8.9 million.

At the end of 2013, our market share of the approximately $7.2 billion Texas homeowners insurance market was estimated to be 0.66% by SNL Financial, making us the 20th largest Texas homeowners company in terms of Texas premium. Our current property insurance policy in force count of 63,261 represents annualized premiums of approximately $61.3 million.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Revenues:

Premiums earned	$14,444,123	$12,510,863
Ceded premiums	(13,146,456)	(11,406,965)
Net premiums earned	1,297,667	1,103,898
Policy fees	1,126,725	977,651
Ceding commissions	2,814,544	2,544,494
Gross investment income	7,447	11,316
Reinsurance profit sharing, installment fees and other income	864,696	324,161

Total Revenue	6,111,079	4,961,520

Expenses:

Losses and loss adjustment expenses	350,976	532,417
Policy acquisition expenses	3,197,446	2,676,813
Underwriting and other operating expenses	1,831,500	1,339,223

Total Expenses	5,379,922	4,548,453

Income before income taxes	731,157	413,067

Provision (benefit) for income taxes:
Current	264,610	134,017
Deferred	(8,698)	13,353
Total income taxes	255,912	147,370

Net income	$475,245	$265,697

Cumulative preferred stock dividends	-	(357,496)

Net income (loss) available to common stockholders	$475,245	$(91,799)

Basic income (loss) per common share	$0.03	$(0.04)
Weighted average number of common shares outstanding - basic	16,023,448	2,250,000
Diluted income (loss) per common share	$0.03	$(0.04)
Weighted average number of common shares outstanding - diluted	16,925,948	2,250,000
Cash dividend declared per common share	$0	$0

Losses and loss adjustment expenses to net earned premium	27.05%	48.23%
Expenses to direct earned premium	34.82%	32.10%
Acquisition & underwriting and other operating expenses to fee income	104.64%	104.41%
Combined loss & expense to total earned revenue	88.14%	91.88%

Net income for the three months ended March 31, 2014 was positively impacted by improved underwriting results. Net income was $475,245 for the three months ended March 31, 2014 as compared to net income of $265,697 for the three months ended March 31, 2013. The primary factor in our improved results was the improvement in underwriting income, a direct result of reduced numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business.

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

Three Months ended March 31, 2014 compared to the Three Months ended March 31, 2013

Our results of operations for the three months ended March 31, 2014 reflect income available to common stockholders of $475,245, or $0.03 earnings per diluted common share, compared to loss available to common stockholders of $91,799, or $(0.04) earnings per diluted common share, for the three months ended March 31, 2013.

Revenue

Premium production for the three months ended March 31, 2014 was $14.4 million, an increase of $2.7 million or 22.52% over the same period in 2013. The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

Gross Premiums Earned for the three months ended March 31, 2014 and 2013 were $14.4 million and $12.5 million, respectively. The $1.9 million increase or 15.45%, is primarily the result of increased property insurance premium, which increased $2.8 million or 23.89%. The increase in property insurance premium is partially offset by a reduction of $0.1 million in private passenger auto insurance written premium year over year. The Company has made the strategic decision to exit the private passenger auto insurance business, with the last policy expiring in October 2013.

Premiums Ceded for the three months ended March 31, 2014 and 2013 were approximately $13.1 million and $11.4 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties. Premiums ceded were 91.02% and 91.18% of gross premiums earned during the three months ended March 31, 2014 and 2013, respectively, primarily the result of our 90% quota share reinsurance program. We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.

Net Premiums Earned for the three months ended March 31, 2014 and 2013 were $1.3 million and $1.1 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Ceding Commission, Reinsurance Profit Sharing and Other Fee Income for the three months ended March 31, 2014 was $4.8 million compared to $3.9 million for the three months ended March 31, 2013. The primary factors for this improvement include increased policy volume and improved underwriting results mentioned previously.

Net Premiums Written during the three months ended March 31, 2014 and 2013 totaled $1.5 million and $1.3 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the three months ended March 31, 2014 and 2013 (values in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net Premiums Written	$1,546	$1,324
Change in Unearned Premium	2	141
Catastrophe & EXOL Premium	(250)	(361)
Net Premiums Earned	$1,298	$1,104

Gross Investment Income decreased approximately 34.18% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This is primarily the result of lower interest rates on the Company’s invested assets.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $350,976 and $532,417, respectively, during the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014, we experienced improved loss experience due to fewer convectional thunderstorm events in the geographical areas where our business is located, plus to a lesser extent, favorable loss development with respect to our net unpaid losses and loss adjustment expenses established as of December 31, 2013. Together, these factors contributed to the overall favorable variance of approximately $181,000 with respect to the total losses and loss adjustment expenses incurred during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Our liability for losses and loss adjustment expense (“Reserves”) is more fully described below under “Critical Accounting Policies and Estimates”. These Reserves include both case reserves on reported claims and our reserves for IBNR losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.

Policy Acquisition Expenses for the three months ended March 31, 2014 and 2013 of $3.2 million and $2.7 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2013 is primarily attributable to the increase in our overall production.

Underwriting and Other Operating Expenses for the three months ended March 31, 2014 and 2013 were $1.8 million and $1.3 million, respectively. The $0.5 million increase is primarily attributable to increases in compensation and compensation-related costs, and other administrative costs, which include a variety of professional service fees and other general expenses. As of March 31, 2014, we had 40 employees compared to 36 employees as of March 31, 2013.

Income Taxes for the three months ended March 31, 2014 and 2013 were $255,912 and $147,370, respectively, for state and federal taxes resulting in an effective tax rate of 34.25% for 2014 and 34.50% for 2013. The effective tax rate for the three months ended March 31, 2014 was impacted as a result of permanent tax differences on meals and entertainment.

Ratios:

The loss ratio applicable to the three months ended March 31, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 27.05% compared to 48.23% for the three months ended March 31, 2013. Our loss ratio was positively impacted by a significant decrease in incurred losses incurred as a result of spring storm events, as previously mentioned.

Our expenses (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 34.82% for the three months ended March 31, 2014, compared to 32.10% for the three months ended March 31, 2013. The increase in our expense ratio is primarily attributable to higher property inspections, the result of an increase in quoting the Company’s product by its agency force, and other underwriting expenses, including an increase in compensation and compensation-related costs.

Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. The Company receives a ceding commission from reinsurers for the production of the business. This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium. For the three months ended March 31, 2014 our acquisition and underwriting and other operating expenses were 104.64%, of policy related fee income, as compared to 104.41% for the three months ending March 31, 2013.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the three months ended March 31, 2014 was 88.14% compared to 91.88% for the three months ended March 31, 2013.

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

Cash Flows

Our cash flows from operating and investing activities for the three months ended March 31, 2014 and 2013 are summarized below.

Summary of Cash Flows

	Three Months Ended
	March 31,
	2014	2013

Net cash provided by operating activities	1,562,179	2,170,267
Net cash provided by (used in) investing activities	542,355	(1,889,877)

We restated the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013. These restatements resulted in money market mutual fund accounts held at financial institutions, which were previously classified as short-term investments to be now classified as cash and cash equivalents. In addition, checks issued in excess of cash book balances, not yet presented for payment, which were previously classified as cash and cash equivalents are now classified as general and other accrued expenses payable. This correction resulted in a $9.0 million decrease in short-term investments included in cash flows used in investing activities and a corresponding increase in cash and cash equivalents, along with a $2.1 million increase in general and other accrued expenses payable in net cash provided by operating activities and a corresponding increase in cash flows used in investing activities. See Note 1 Organization and Summary of Significant Accounting Policies for additional disclosure.

Cash Flows for the three months ended March 31, 2014

Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $1.6 million. Significant factors in this movement consisted primarily of cash received from net written premiums and investment income less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by investing activities of $0.5 million was primarily due to redemptions of short-term and long-term investments of $1.3 million and $1.9 million, respectively, offset by purchases of short-term investments of $2.7 million.

Cash Flows for the three months ended March 31, 2013

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $2.2 million. Significant factors in this movement consisted primarily of cash received from net written premiums and investment income less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $1.9 million was primarily due to purchases of short-term and long-term investments of $0.3 million and $1.6 million, respectively.

The decrease of net cash provided by operating activities of $0.6 million for the three months ended March 31, 2014 as compared to March 31, 2013 is primarily due to the net impact of balances due from reinsurers.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) the Company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded these disclosure controls and procedures are effective as of March 31, 2014.

Previously Reported Material Weakness

Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013. The material weakness in internal control over financial reporting identified by management related to the incorrect classification of cash and cash equivalents, short-term investments, and general and other accrued expenses payable during the first, second, and third quarters of 2013. See Note 1 Organization and Summary of Significant Accounting Policies for additional disclosure.

Changes in Internal Control Over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the quarter ended March 31, 2014 which have materially affected or would likely materially affect our internal control over financial reporting.

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

ITEM 1a – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the section entitled, “Risk Factors”, in our Form 10-K which was filed with the SEC on March 31, 2014.

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

HOMEOWNERS OF AMERICA HOLDING CORPORATION

May 15, 2014	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

May 15, 2014	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer

