Form 10-Q
period 2014-06-30
Homeowners of America Holding Corp
filed 2014-08-14
CIK 1346922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(972) 607-4241
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of August 13, 2014 was 16,158,602.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.
i

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

Homeowners of America Holding Corporation
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Cash and cash equivalents	$7,865,364	$8,104,310
Short-term investments	3,826,294	4,151,011
Restricted cash and investments	2,365,000	1,000,000
Fixed-maturity securities, available for sale, at fair value (amortized cost $2,816,955)	2,822,107	-
Long-term investments	-	1,960,000
Accrued investment income	9,699	8,853
Due and deferred premiums	4,023,254	4,169,824
Balance due from reinsurers	64,713,434	46,281,756
Property, equipment and software, net	289,789	244,516
Deferred policy acquisition costs	6,977,703	6,214,334
Prepaid expenses and other	391,156	128,195
Deferred tax assets, net	1,333,322	933,221

Total assets	$94,617,122	$73,196,020

Liabilities:

Loss and loss adjustment expenses	$21,873,167	$15,884,062
Advance premiums	183,042	90,854
Ceded reinsurance premiums payable	8,185,171	3,271,858
Unearned premiums	35,173,075	31,297,118
Unearned ceding commissions	9,858,010	8,067,162
Commissions payable, reinsurers and agents	6,408,991	3,716,423
General and other accrued expenses payable	2,774,666	1,906,265
Funds held under reinsurance treaty	2,727	-
Income tax payable	324,793	211,198
Taxes, licenses and other fees payable	376,222	474,503

Total liabilities	85,159,864	64,919,443
Stockholders' equity:
Preferred stock, convertible; 12.5% cumulative; $0.0001 par value per share; 20,500,000 shares authorized; no shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value per share; 40,000,000 shares authorized;17,469,602 shares issued and 16,158,602 shares outstanding as of June 30, 2014 and 17,181,140 shares issued and 15,831,140 shares outstanding as of December 31, 2013	1,616	1,583
Treasury stock, $0.0001 par value per share; 1,311,000 common shares as of June 30, 2014 and 1,350,000 common shares as of December 31, 2013	(131)	(135)
Additional paid-in-capital	6,183,961	5,969,550
Accumulated other comprehensive income	5,152	-
Retained earnings	3,266,660	2,305,579

Total stockholders' equity	9,457,258	8,276,577

Total liabilities and stockholders' equity	$94,617,122	$73,196,020

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2014	2013	2014	2013

Premiums earned	$15,596,506	$12,883,648	$30,040,628	$25,394,511
Ceded premiums	(14,346,738)	(11,696,999)	(27,493,194)	(23,103,964)
Net premiums earned	1,249,768	1,186,649	2,547,434	2,290,547
Policy fees	1,482,875	1,233,119	2,609,600	2,210,770
Ceding commissions and reinsurance profit share	3,941,032	2,554,919	7,297,230	5,099,413
Investment income, net of investment expenses	1,794	11,030	9,242	22,345
Loss adjustment and other fee income	502,159	371,933	825,201	696,094

Total revenue	7,177,628	5,357,650	13,288,707	10,319,169

Expenses:

Losses and loss adjustment expenses	1,085,163	888,130	1,436,139	1,420,547
Policy acquisition expenses	3,478,856	2,720,133	6,676,302	5,396,946
Underwriting and other operating expenses	1,861,511	1,346,955	3,693,010	2,686,179

Total expenses	6,425,530	4,955,218	11,805,451	9,503,672

Income before income taxes	752,098	402,432	1,483,256	815,497

Provision (benefit) for income taxes:
Current	657,665	216,876	922,276	350,892
Deferred	(391,403)	(71,920)	(400,101)	(58,567)
Total income taxes	266,262	144,956	522,175	292,325

Net income	$485,836	$257,476	$961,081	$523,172

Cumulative preferred stock dividends	-	(361,468)	-	(718,964)

Net income (loss) available to common stockholders	$485,836	$(103,992)	$961,081	$(195,792)

Basic income (loss) per common share	$0.03	$(0.05)	$0.06	$(0.09)
Weighted average number of common shares outstanding - basic	16,152,102	2,250,000	16,087,775	2,250,000
Diluted income (loss) per common share	$0.03	$(0.05)	$0.06	$(0.09)
Weighted average number of common shares outstanding - diluted	17,085,852	2,250,000	17,021,525	2,250,000
Cash dividend declared per common share	$-	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$485,836	$257,476	$961,081	$523,172
Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising from the period	5,152	-	5,152	-
Deferred income taxes on above change	-	-	-	-
Total other comprehensive income, net of income taxes	5,152	-	5,152	-
Comprehensive income	$490,988	$257,476	$966,233	$523,172

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended
June 30, 2014

					Additional	Accumulated		Total
	Common Stock		Treasury Stock		Paid-In	Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income, net of Tax	Earnings	Equity

Balance December 31, 2013	15,831,140	$1,583	1,350,000	$(135)	$5,969,550	$-	$2,305,579	$8,276,577
Net Income	-	-	-	-	-	-	961,081	961,081
Total other comprehensive income, net of income taxes	-	-	-	-	-	5,152	-	5,152
Common stock issued	327,462	33	(39,000)	4	170,243	-	-	170,280
Stock-based compensation	-	-	-	-	44,168	-	-	44,168

Balance June 30, 2014	16,158,602	$1,616	1,311,000	$(131)	$6,183,961	$5,152	$3,266,660	$9,457,258

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended
June 30, 2013

							Additional	Accumulated		Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Paid-In	Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income, net of Tax	Earnings	Equity

Balance December 31, 2012	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$-	$336,816	$5,243,406
Net Income	-	-	-	-	-	-	-	-	523,172	523,172

Balance June 30, 2013	4,500,000	$450	500,000	$50	900,000	$90	$4,906,000	$-	$859,988	$5,766,578

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended
June 30, 2014 and 2013

	June 30, 2014	June 30, 2013
		(Restated)
Cash flows from operating activities:
Net income	$961,081	$523,172
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Depreciation & amortization	53,972	40,804
Accounting charge related to stock-based compensation expense	44,168	-
Common stock compensation for management services	150,000	-
Other stock issuance expense	20,280	-
Amortization of premium/accretion of discount, net	12,869	-
Deferred tax assets	(400,101)	(58,567)
(Increase) decrease in:
Accrued investment income	(846)	(6,098)
Due and deferred premiums	146,570	206,604
Balance due from reinsurers	(18,431,678)	(9,430,996)
Deferred policy acquisition costs	(763,369)	(296,256)
Deferred ceding commissions	-	682,421
TWIA assessments	-	80,040
Prepaid and other	(262,961)	(149,069)
Increase (decrease) in:
Losses and loss adjustment expenses	5,989,105	3,378,348
Advance premiums	92,188	86,758
Ceded reinsurance premiums payable	4,913,313	3,753,467
Unearned premiums	3,875,957	1,577,751
Ceded deferred premiums	-	(2,381,906)
Unearned ceding commissions	1,790,848	436,771
Commissions payable, reinsurance & agents	2,692,568	(1,813,541)
General and other accrued expenses	868,401	2,751,683
Funds held under reinsurance treaty	2,727	-
Income tax payable	113,595	(286,328)
Taxes, licenses and other fees payable	(98,281)	(180,141)
Net cash provided by (used in) operating activities	1,770,406	(1,085,083)
Cash flows from investing activities:

Purchases of long-term certificate of deposit	-	(1,741,305)
Maturities of long-term certificate of deposit	1,960,000	1,452,000
Maturities of short-term investments	1,799,717	1,218,959
Purchases of short-term investments	(2,840,000)	(1,998,668)
Purchases of available-for-sale fixed maturities	(2,829,824)	-
Additions to furniture, equipment and software	(99,245)	(2,520)
Net cash used in investing activities	(2,009,352)	(1,071,534)

Net decrease in cash and cash equivalents	(238,946)	(2,156,617)

Cash and cash equivalents, beginning of period	8,104,310	10,194,375

Cash and cash equivalents, end of the period	$7,865,364	$8,037,758

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$808,681	$603,724

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Homeowners of America Holding Corporation ("HAHC") is an insurance holding company established to hold insurance entities for the purpose of marketing homeowners insurance products on a national basis. HAHC owns 100% of Homeowners of America Insurance Company ("HAIC"). HAIC is domiciled in Texas, licensed in multiple states and is authorized to write various forms of homeowners and auto insurance. Coverage is concentrated in Texas. HAHC also owns 100% of Homeowners of America MGA, Inc. ("MGA"), a Texas Corporation, formed as a captive managing general agency to produce business in Texas and to provide various claims and administration services for HAIC. HAHC, along with its subsidiaries HAIC and MGA, are collectively referred to as "the Company".

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Homeowners of America Holding Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Restatement of Prior Year Amounts

In conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014, we restated the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013.  These restatements resulted in money market mutual fund accounts held at financial institutions which were previously classified as short-term investments to be now classified as cash and cash equivalents. In addition, checks issued in excess of cash book balances, not yet presented for payment, which were previously classified as cash and cash equivalents are now classified as general and other accrued expenses payable.

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows:

Cash flows from operating activities
General and other accrued expenses	$(1,998)	$2,753,681	$2,751,683

Net cash used in operating activities	(3,838,764)	2,753,681	(1,085,083)

Cash flows from investing activities
Purchases of short term investments	(5,929,423)	3,930,755	(1,998,668)

Net cash used in investing activities	(5,002,289)	3,930,755	(1,071,534)

Net decrease in cash and cash equivalents	(8,841,053)	6,684,436	(2,156,617)

Cash and cash equivalents, beginning of period	10,194,375	-	10,194,375

Cash and cash equivalents, end of period	$1,353,322	$6,684,436	$8,037,758

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At June 30, 2014 and December 31, 2013, cash and cash equivalents consist of cash on deposit with financial institutions, as well as money market mutual funds.

General and other accrued expenses payable as of June 30, 2014 and December 31, 2013, include $1.5 million and $1.2 million, respectively, of checks issued in excess of cash book balances, not yet presented for payment.

Investments

The Company's investments are comprised of short-term and restricted investments and fixed-maturity securities classified as available-for-sale as of June 30, 2014 and short-term, restricted, and long-term investments as of December 31, 2013. Restricted investments and long-term investments are described below. Short-term investments include certificates of deposit with original maturities greater than three months and maturities of one year or less. Due to the short-term nature of these investments, significant changes in prevailing interest rates and economic conditions should not adversely affect the timing and amount of cash flows on such investments or their related values. Accordingly, certificates of deposit are carried at cost, which approximates fair value. Fixed-maturity securities are classified as available-for-sale when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity.  Fixed-maturity securities classified as available-for-sale are carried at fair value. The unrealized holding gains and losses, net of applicable deferred income taxes, are shown as a separate component of stockholders' equity as a part of accumulated other comprehensive income (loss) and, as such, are not included in the determination of net income (loss).

As of June 30, 2014 and December 31, 2013, the Company has pledged to the Texas Department of Insurance $2.0 million and $1.0 million, respectively, for the purpose of meeting obligations to policyholders and creditors. Restricted assets are shown separately in the accompanying consolidated balance sheets as "Restricted cash and investments". Although the Company, with the approval of the Texas Department of Insurance, may exchange the investments with other funds or investments, management intends to hold the portion of these restricted investments in certificates of deposit to their maturity. As such, these restricted certificates of deposit are carried at cost, which approximates fair value. Interest earned on these investments inures to the benefit of the Company.

As of June 30, 2014, the Company has also pledged $240,000 to the Nevada Department of Insurance as part of the application process to write business in Nevada and an additional $125,000 to the South Carolina Department of Insurance as part of the application process to write business in South Carolina.

As of December 31, 2013, the Company's investments also included certificates of deposit that mature more than one year after the balance sheet date and are reflected on the consolidated balance sheets as Long-term investments. Based on management's intent to hold to maturity, this investment is carried at cost. Cost approximates fair value based on the rates currently offered for deposits of similar remaining maturities.

The Company's investments in certificates of deposits and money market accounts do not qualify as securities as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, Investment – Debt and Equity Securities. Accordingly, the fair value disclosures required by FASB ASC Topic 820, Fair Value Measurements and Disclosures are not provided. The Company's fixed-maturity securities classified as available-for-sale are "marked to market" as of the end of each calendar quarter.  As of that date, unrealized gains and losses are recorded to Accumulated Other Comprehensive Income, except where such securities are deemed to be other-than-temporarily impaired. Where applicable, the Company assesses investments of an issuer currently carrying a net unrealized loss. If in management's judgment, the decline in value is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in determining whether an impairment exists include financial condition, business prospects and creditworthiness of the issuer, the length of time and magnitude that the asset value has been less than cost, and the ability and intent to hold such investments until the fair value recovers.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income

FASB ASC Topic 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity, with appropriate adjustments to other comprehensive income. For the three and six months ended June 30, 2014, the Company recorded $5,152 of unrealized gains on available-for-sale securities in other comprehensive income.  There were no qualifying items reported in other comprehensive income for the three and six months ended June 30, 2013.

Recognition of Premium Revenues

Premiums are recognized as revenue on a daily pro rata basis over the policy term. The portion of premiums related to the unexpired term of policies in force as of the end of the measurement period and to be earned over the remaining term of those polices, is deferred and reported as unearned premiums.

Ceding Commissions and Reinsurance Profit Share

Ceding commissions represent acquisition costs associated with insurance risk ceded to reinsurers and is earned on a pro-rata basis over the life of the associated policy. Reinsurance profit share is additional ceding commissions payable to the Company based upon attaining specified loss ratios within individual treaty years.  Reinsurance profit share income is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses.

Policy Fees

Policy fee income includes application fees which are intended to reimburse the Company for a portion of the costs incurred in establishing the insurance. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written, while fees charged on policies where premiums are paid in installments, are recognized when collected.

Loss Adjustment and Other Fee Income

Loss adjustment and other fee income is recognized as income when collected. Loss adjustment income for the three and six months ended June 30, 2014 was 6.4% and 5.5%, respectively, of total revenue within this classification on the consolidated statements of operations.  Loss adjustment fee income for the three and six months ended June 30, 2013 was 5.9% and 5.5%, respectively, of total revenue within this classification on the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of June 30, 2014 and December 31, 2013, no impairment has been recorded.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred Policy and Acquisition Costs

Deferred policy acquisitions costs ("DAC") as of June 30, 2014 and December 31, 2013, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if estimates of future premium income from their related lines of insurance are revised.

Reserve for Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses ("LAE") are estimates of the amounts required to cover known incurred losses and LAE, developed through the review and assessment of loss reports, along with the development of known claims. In addition, loss and loss adjustment expense reserves include management's estimate of an amount for losses incurred but not reported ("IBNR"), determined from reviewing overall loss reporting patterns as well as the loss development cycles of individual claim cases. Such liabilities are necessarily based on estimates and while management believes that the amount is adequate, the ultimate liability may be more or less than the amounts provided. The approach and methods for making such estimates and for establishing the resulting liability are continually reviewed and any adjustments are reflected in current earnings.

Due and Deferred Premiums

Due and deferred premiums consist of uncollateralized premiums and agents' balances in the course of collection as well as premiums booked but not yet due.

Reinsurance

In the normal course of business, the Company seeks to reduce the overall exposure to losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses only quality, financially rated reinsurers and continually monitors the financial ratings of these companies through its brokers. The amount and type of reinsurance purchased each year is based on management's estimate of its probable maximum loss and the conditions within the reinsurance market. The Company continually monitors its risk exposure through the use of the AIR modeling system and other modeling tools provided by its reinsurance brokers. Reinsurance premiums, expense reimbursements, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums paid for reinsurance are reported as reductions of earned premium income.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At June 30, 2014, the Company's tax years from 2010 through 2013 remain subject to examination.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's primary areas of estimate are for liabilities for unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred tax asset valuation, and reinsurance. Actual results could differ significantly from those estimates.

Fair Value of Cash, Cash Equivalents and Short-term Investments

The carrying value for the Company's cash and cash equivalents and short-term investments approximate fair values as of June 30, 2014 and December 31, 2013 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Fair Value Fixed-Maturity Securities held as Available-for-Sale

The Company's fixed-maturity securities held as available-for-sale are carried at fair value as of June 30, 2014. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

For the three months ended June 30, 2014, the net income attributable to common stockholders was $485,836.

For the three months ended June 30, 2013, the net income attributable to common stockholders was decreased for cumulative dividends on preferred stock during the period of $361,468.

For the six months ended June 30, 2014, the net income attributable to common stockholders was $961,081.

For the six months ended June 30, 2013, the net income attributable to common stockholders was decreased for cumulative dividends on preferred stock during the period of $718,964.

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

For the three months ended June 30, 2014, all of the Company's dilutive securities were included in the computation of diluted earnings per share as dilutive. The total number of dilutive shares of common stock that were included totaled 933,750.

For the six months ended June 30, 2014, all of the Company's dilutive securities were included in the computation of diluted earnings per share as dilutive. The total number of dilutive shares of common stock that were included totaled 933,750.

For the three and six months ended June 30, 2013, all of the Company's potentially dilutive securities were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive shares of common stock that were excluded totaled 13,183,750.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.            RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2014-09. On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which modifies the guidance for revenue recognition.  While insurance contracts are not within the scope of this updated guidance, the Company's fee income may be subject to this updated guidance.  The Company is in the process of evaluating the new guidance, however, the adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016.

Accounting Standards Update No. 2014-12. On June 19, 2014, the FASB issued Accounting Standards Update No. 2014-12 ("ASU 2014-12"), Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects the vesting and that can be achieved after the requisite service period be treated as a performance condition.  As of June 30, 214, the Company has not issued stock options with performance targets under the 2005 Management Incentive Plan or the 2013 Equity Compensation Plan. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements. The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.

3.            RELATED PARTY TRANSACTIONS

MGA commenced operations September 1, 2010. As a captive insurance agency formed to service HAIC's Texas business, MGA has the authority to receive and accept proposals for insurance, charge and collect premiums, maintain underwriting guidelines, prepare rate filings, appoint agents and create marketing materials and advertising. As compensation for these services, MGA retains the policy fees charged on each policy ranging from $50 to $75, as well as installment and delinquent collection fees. The policy fees and other miscellaneous charges were previously a component of HAIC operations.

In conjunction with the retention of certain policy fees at MGA, HAIC allocates a significant portion of its general expense base to MGA. HAIC allocated $1,707,985 and $1,303,758 of general expenses and taxes, licenses and fees to MGA during the three months ended June 30, 2014 and 2013, respectively. The expense allocation agreement has been approved by the Texas Department of Insurance. On a consolidated company basis these transactions are eliminated.

In conjunction with the retention of certain policy fees at MGA, HAIC allocates a significant portion of its general expense base to MGA. HAIC allocated $3,231,092 and $2,521,324 of general expenses and taxes, licenses and fees to MGA during the six months ended June 30, 2014 and 2013, respectively. The expense allocation agreement has been approved by the Texas Department of Insurance. On a consolidated company basis these transactions are eliminated.

During the three months ended June 30, 2014 and 2013, MGA collected policy fees in the amount of $1,482,875 and $1,233,119, respectively.

During the six months ended June 30, 2014 and 2013, MGA collected policy fees in the amount of $2,609,600 and $2,210,770, respectively.

In December 2012, HAHC entered into a Convertible Promissory Note with Inter-Atlantic Fund, L.P. and Phoenix Associates, Inc., (companies controlled by a shareholder and former director, respectively). See Note 9 Convertible Notes Payable for additional disclosure.

4.            INVESTMENTS

Investment income, net of investment expenses totaled $1,794 and $11,030 for the three months ended June 30, 2014 and 2013, respectively.

Investment income, net of investment expenses totaled $9,242 and $22,345 for the six months ended June 30, 2014 and 2013, respectively.

For the three and six months ended June 30, 2014, there were $5,152 in unrealized gains/(losses) on fixed-maturity securities held as available-for-sale.  There were no realized gains or losses recognized for the three and six months ended June 30, 2014 and 2013.  The intent is to hold to maturity, certificates of deposit carried at amortized cost.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the Company's short-term, restricted and long-term investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014		December 31, 2013
	Book Value	Fair Value / Carrying Value	Book Value	Fair Value / Carrying Value
Financial Assets:

Restricted certificates of deposit	$2,365,000	$2,365,000	$785,000	$785,000
Restricted cash	-	-	215,000	215,000
Long-term investments	-	-	1,960,000	1,960,000
Short-term investments	3,826,294	3,826,294	4,151,011	4,151,011
Total	$6,191,294	$6,191,294	$7,111,011	$7,111,011

	June 30, 2014		December 31, 2013
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certificates of deposit	Less than 1 year	0.10% - 0.40%	Less than 1 year	0.10% - 0.25%
Restricted cash	Less than 1 year	-	Less than 1 year	-
Long-term investments	More than 1 year	-	More than 1 year	0.30% - 0.70%
Short-term investments	Less than 1 year	0.35% - 0.70%	Less than 1 year	0.20% - 1.242%

The following table provides the Company's fixed-maturity securities classified as available-for-sale which are carried at fair value as of June 30, 2014:

	June 30, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed Maturities:

Obligations of states, municipalities and political subdivisions	$2,816,955	$8,407	$(3,255)	$2,822,107
Total Fixed Maturities	$2,816,955	$8,407	$(3,255)	$2,822,107

The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2014, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014

Remaining Time to Maturity	Amortized Cost Basis	Fair Value

Less than one year	$713,258	$714,347
One to five years	1,145,716	1,146,379
Five to ten years	219,561	220,619
More than ten years	738,420	740,762
Total	$2,816,955	$2,822,107

Other-than-temporary Impairment ("OTTI")

The Company regularly reviews its individual investment securities for OTTI.  The Company considers various factors in determining whether each individual security is other-than-temporarily-impaired, including:

●	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
●	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;
●	general market conditions and industry or sector specific factors;
●	nonpayment by the issuer of its contractually obligated interest and principal payments; and
●	the Company's intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss positions at June 30, 2014 were immaterial. Due to the short holding period of the fixed-maturity securities which were purchased during the month of June 2014, the Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities.  The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes.  It is expected that the securities would not be settled at a price less than par value of the investments.  Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at June 30, 2014.

5.            FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial assets carried at fair value have been classified, for disclosure purposes, based on the hierarchy established within FASB ASC 820-10 – Fair Value Measurements and Disclosures. When market prices are not available, fair value is generally estimated utilizing valuation techniques that vary by asset class and incorporate available trade, bid and other market information, when available. The acceptable valuation techniques include (a) market approach, which uses prices or relevant information derived from market transactions for identical or comparable assets or liabilities, (b) the Income Approach, which converts future amounts such as cash flows or earnings to a single present value amount based on current market expectations about those future amounts, and (c) the Cost Approach, which is based on the amount that currently would be required to replace the service capacity of an asset. In certain circumstances, these valuation techniques may involve some level of management estimation and judgment which becomes significant with increasingly complex instruments or pricing models. Where appropriate, adjustments are included to reflect the risk premium inherent in a particular methodology, model or input used.

The fair value hierarchy is used to prioritize valuation inputs into three levels:

●	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities. These inputs are considered to be the most reliable evidence of fair value.
●	Level 2 – quoted prices for similar assets in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the investment. Such inputs include market interest rates and volatilities, spreads and yield curves.
●	Level 3 – termed unobservable inputs which are utilized in situations where there is little or no market activity for the asset or liability at the measurement date. The approach typically involves a significant subjective management judgment toward the pricing of the security.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company's short-term investments comprised of certificates of deposit held at financial institutions which are not measured at fair value on a recurring basis. A portion of the Company's cash and cash equivalents include money market mutual fund accounts held at financial institutions which are measured at fair value on a recurring basis. Fixed-maturity securities held as available-for-sale are carried at fair value in our consolidated financial statements. The following tables provide information as of June 30, 2014 and December 31, 2013, about the Company's financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Money market mutual funds	$4,425,978	$-	$-	$4,425,978
Securities-available-for-sale fixed maturity:
Obligations of states, municipalities and political subdivisions	-	2,822,107	-	2,822,107
Total	$4,425,978	$2,822,107	$-	$7,248,085

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Money market mutual funds	$5,903,478	$-	$-	$5,903,478
Securities-available-for-sale fixed maturity:
Obligations of states, municipalities and political subdivisions	-	-	-	-
Total	$5,903,478	$-	$-	$5,903,478

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included as a Level 1 measurement in the table above. The fair values for available-for-sale fixed maturity securities are based upon prices provided by an independent pricing service.  The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider.  Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014.

6.            PROPERTY, EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013	Useful Life
Computer equipment	$227,974	$222,225	3 years
Office equipment	17,409	13,999	5 years
Furniture and fixtures	142,450	106,524	5 years
Software installation and development	804,360	750,200	3 years
Total, at cost	1,192,193	1,092,948
Less accumulated depreciation and amortization	(902,404)	(848,432)
Property and equipment, net	$289,789	$244,516

Depreciation and amortization expense for property, equipment and software totaled $26,677 and $20,950 for the three months ended June 30, 2014 and 2013, respectively.

Depreciation and amortization expense for property, equipment and software totaled $53,972 and $40,804 for the six months ended June 30, 2014 and 2013, respectively.

7.            DEFERRED POLICY ACQUISION COSTS AND CEDING COMMISSIONS

Total capitalized deferred policy acquisition costs as of June 30, 2014 and June 30, 2013, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $6,977,703 and $5,570,771, respectively.

Changes in deferred policy acquisition costs for the three and six months ended June 30, 2014 and June 30, 2013, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Deferred policy acquisition charges, beginning of the period	$6,216,053	$5,142,365	$6,214,334	$5,274,515
Capitalized costs	3,823,911	2,866,343	6,658,406	5,099,110
Amortized costs	(3,062,261)	(2,437,937)	(5,895,037)	(4,802,854)
Deferred policy acquisition charges, end of the period	$6,977,703	$5,570,771	$6,977,703	$5,570,771

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred ceding commissions, which represent acquisition costs associated with insurance risk ceded to other reinsurance partners, as of June 30, 2014 and June 30, 2013 were $0 and $1,493, respectively.  The decrease of $1,493 is due to a change in quota share reinsurance settlement procedures, from what was previously on a collected premium basis to what is currently on a written premium basis.

Changes in deferred ceding commissions for the three and six months ended June 30, 2014 and June 30, 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Deferred ceding commission, beginning of the period	$-	$683,914	$-	$683,914
Capitalized commissions	-	3,933,711	-	6,959,121
Amortized commissions	-	(4,616,132)	-	(7,641,542)
Deferred ceding commission, end of the period	$-	$1,493	$-	$1,493

8.            UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses (LAE), less related reinsurance and deductibles, are charged to operations as incurred. Unpaid losses and LAE are based on claims adjusters' estimates of the cost of settlement plus an estimate for losses IBNR based upon historical experience, industry loss experience, and management's estimates.  Loss reserves reflect Company management's best estimate of the total cost of (i) claims that have been incurred but not yet paid, and (ii) claims that have been incurred, but not yet reported (IBNR).  Loss reserves that are established by Company management are not an exact calculation of our liability, but rather loss reserves represent management's best estimate for our Company's liability based on the application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known as of the balance sheet date.  The process of setting reserves is complex and necessarily imprecise. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate.  To arrive as its best estimate for losses, the Company uses damage estimating software developed and owned by acknowledged industry leader, Insurance Service Office.  Reserves factors for IBNR are reviewed quarterly by an independent actuarial consultant.  In addition, our appointed independent actuary attests to the adequacy of our unpaid claim reserve, including IBNR at calendar year end.

Losses and Loss Adjustment Expenses

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the three and six months ended June 30, 2014 and for June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Reserve for losses and LAE, beginning of period	$17,462,319	$13,092,304	$15,884,062	$11,641,296
Reinsurance recoverables on losses and LAE	(16,707,683)	(12,095,774)	(15,090,175)	(10,618,032)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	754,636	996,530	793,887	1,023,264

Add provision for claims and LAE occurring in:
Current year	1,036,258	901,130	1,135,234	1,521,547
Prior years	48,905	(13,000)	300,905	(101,000)

Net incurred losses and LAE during the current period	1,085,163	888,130	1,436,139	1,420,547

Deduct payments for claims and LAE occurring in:
Current year	845,517	563,118	1,013,116	861,269
Prior years	146,924	245,000	369,552	506,000

Net claim and LAE payments during the current period	992,441	808,118	1,382,668	1,367,269

Reserve for losses and LAE, net of reinsurance recoverables, at end of period	847,358	1,076,542	847,358	1,076,542

Reinsurance recoverables on losses and LAE	21,025,809	13,943,102	21,025,809	13,943,102

Reserve for losses and LAE, end of period	$21,873,167	$15,019,644	$21,873,167	$15,019,644

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in an increase of $48,905 for the three months ended June 30, 2014 and a decrease of $(13,000) for the three months ended June 30, 2013.

The changes in estimates of provisions of claims and claim adjustment expenses for the six months ended June 30, 2014 resulted in an increase of $300,905 and a decrease of $(101,000) for the six months ended June 30, 2013.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.            STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has 20,500,000 shares of preferred stock, convertible, 12.5% cumulative, $0.0001 par value per share, authorized and none issued and outstanding.

Common Stock

As of June 30, 2014, the Company has 40,000,000 shares authorized and 17,469,602 shares issued and 16,158,602 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders, unless restricted by the Company's Amended and Restated Certificate of Incorporation.

As of December 31, 2013, the Company has 40,000,000 shares authorized and 17,181,140 shares issued and 15,831,140 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders, unless restricted by the Company's Amended and Restated Certificate of Incorporation.

On April 15, 2014, the Company issued 39,000 shares by way of common stock held in Treasury at $0.52 per share under the Company's 2013 Equity Compensation Plan as a stock award to certain employees of the Company.

On February 1, 2014, the Company issued 288,462 shares of common stock at $0.52 per share, to Inter-Atlantic Management Inc., a beneficial owner of more than 5% of our outstanding shares of common stock.  Per the terms of the Advisory Agreement dated August 1, 2013, Inter-Atlantic Management Inc. will be issued annually on February 1st, a grant of the Company's common stock which in aggregate had a fair market value of $150,000 at the time of grant.

There were no common stock warrants or options issued during the three and six months ended June 30, 2014 and June 30, 2013.

11.            STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 – Compensation – Stock Compensation.

Incentive Plans

The Company's 2005 Management Incentive Plan (the "2005 Plan") provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company.  Under the 2005 Plan, options may be granted to purchase a total not to exceed 789,475 shares of common stock in the aggregate, made up of original issue shares, treasury shares or a combination of the two.  At June 30, 2014 and 2013, options to purchase 783,750 shares of common stock have been granted under the 2005 Plan.

The Company's 2013 Equity Compensation Plan (the "2013 Plan") provides for granting of stock options, incentive stock options, stock awards, and restricted stock units to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2013 Plan, options may be granted to purchase a total not to exceed 2,925,000 shares of common stock, made up of original issue shares, treasury shares or a combination of the two. At June 30, 2014, options to purchase 1,925,000 shares of common stock and 39,000 shares of common stock in the form of a stock award have been granted under the 2013 Plan.

A summary of the activity of the Company's stock option plan for the three and six months ended June 30, 2014 and June 30, 2013 is as follows:

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Cont. Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	2,708,750	$0.58	8.41	$4
Outstanding at March 31, 2014	2,708,750	$0.58	8.16	$21
Outstanding at June 30, 2014	2,708,750	$0.58	7.91	$22
Exercisable at June 30, 2014	933,750	$0.69	5.35	$6

Outstanding at December 31, 2012	783,750	$0.78	5.91	$-
Outstanding at March 31, 2013	783,750	$0.78	5.66	$-
Outstanding at June 30, 2013	783,750	$0.78	5.41	$-
Exercisable at June 30, 2013	683,750	$0.76	5.10	$-

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company records stock-based compensation expense related to granting stock options in underwriting and other operating expenses.  During the three and six months ended June 30, 2014, and 2013, the Company did not grant any stock options.  The Company recognized compensation expense as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014		2013	2014		2013

Total gross compensation expense	$8,703	(1)	$-	$44,168	(1)	$-
Total tax benefit associated with compensation expense		(172)	-		(7,335)	-
Total net compensation expense	$8,531		$-	$36,833		$-

(1)	Represents 1,925,000 stock options granted in October 2013, of which 200,000 options vested immediately and 1,725,000 vesting annually over a period of 5 years.

As of June 30, 2014, the Company expects to record compensation expense in the future as follows:

		Year ending December 31,
	Six months ending December 31, 2014	2015	2016	2017	2018
Total gross unrecognized compensation expense	$17,406	$34,812	$34,812	$34,812	$28,229
Tax benefit associated with unrecognized compensation expense	(344)	(686)	(686)	(686)	(556)
Total net unrecognized compensation expense	$17,062	$34,126	$34,126	$34,126	$27,673

12.            INCOME TAXES

During the three and six months ended June 30, 2014, the Company recorded $266,262 and $522,175 respectively, of income tax expense which resulted in estimated annual effective tax rate of 34.30% and 34.28%.  The effective tax rate was primarily impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

During the three and six months ended June 30, 2013, the Company recorded $144,956 and $292,325 respectively, of income tax expense which resulted in estimated annual effective tax rate of 36.0% and 35.8%. The effective tax rate was primarily impacted as a result of permanent tax differences on meals and entertainment.

The Company's federal income tax return is consolidated with HAIC and MGA. Allocation of tax expense or refunds among the consolidated group is based on separate return calculations.

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

Commencing April 1, 2014 and ending March 31, 2015, the Company reinsured its property and casualty risk under quota share reinsurance treaties with third party reinsurers.  The treaties cover 80% of its risk under property coverage on any one loss occurrence not to exceed $110,000,000; 10% of its risk under property coverage on any one loss occurrence not to exceed $4,000,000 and approximately 64% of its risk under casualty coverages.

Property catastrophe treaties, which went into effect on the same day and having the same term as the quota share treaties, develop over four layers and 20% of our risk on property coverage on a gross loss of $110,000,000 excess of $4,000,000 per occurrence. The Company's net retention is $400,000 per loss occurrence.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the 12 month period commencing April 1, 2013 and ending March 31, 2014, the Company reinsured with various third party reinsurers under residential quota share reinsurance treaties, 90% of its risk. The reinsurers' liability under the quota share arrangement beginning in respect to any one loss occurrence shall not exceed $80,000,000. Property catastrophe treaties, which went into effect on the same day and have the same term as the quota share treaties, develop over four layers and cover a gross loss of $76,000,000 excess of $4,000,000 per occurrence. The Company's net retention is $400,000 per occurrence.

The Company also purchases reinsurance covering non-weather losses (two occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage which was in force during 2014 and 2013 has been obtained principally to protect the Company in the event of a large fire loss.

The effects of reinsurance on premiums written and earned were as follows, for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013

	Written	Earned	Written	Earned

Direct premiums	$19,487,640	$15,596,506	$15,195,337	$12,883,648
Ceded premiums	(17,036,125)	(14,346,738)	(13,565,306)	(11,696,999)
Net Premiums	$2,451,515	$1,249,768	$1,630,031	$1,186,649

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013

	Written	Earned	Written	Earned

Direct premiums	$33,916,585	$30,040,628	$26,972,262	$25,394,511
Ceded premiums	(29,919,140)	(27,493,194)	(24,018,012)	(23,103,964)
Net Premiums	$3,997,445	$2,547,434	$2,954,250	$2,290,547

Following is a summary of HAIC's reinsurance balances under the above described reinsurance treaties as of and for the three and six months ended June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Ceded premiums payable	$8,185,171	$3,271,858
Ceded loss and loss adjustment expense reserve	$21,025,809	$15,090,175
Ceded unearned premium reserve	$31,148,424	$27,924,037

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Ceded loss adjustment expenses	$1,691,602	$1,410,877	$2,647,656	$2,434,213
Ceded earned premiums	$14,346,738	$11,696,999	$27,493,194	$23,103,964

14.            CONCENTRATION OF CREDIT RISK

The Company has exposure and remains liable in the event of an insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer base companies.

Financial instruments which potentially subject the Company to credit risk consist principally of cash and money market accounts on deposit with financial institutions, money market funds, certificates of deposit and premium balance in the course of collection. With respect to cash and money market accounts. Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act provides temporary (to December 31, 2012) Federal Deposit Insurance Corporation ("FDIC") insurance coverage on all balances held in non-interest bearing accounts. Subsequent to December 31, 2012, insurance coverage on interest and non-interest bearing accounts continues at $250,000 per bank. At times, the Company's bank deposits may exceed the FDIC limit.

The concentration of credit risk with respect to premium balances in the course of collection is limited, due to the large number of insureds comprising the Company's customer base. However, substantially all of the Company's revenues are derived from customers in Texas, which could be adversely affected by economic conditions, an increase in competition, or other environmental changes.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.            COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2018. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2014 (6 months)	$81,882
2015	151,911
2016	158,017
2017	74,592
2018	5,496
$471,898

Rent expense under such leases for the three months ended June 30, 2014 and June 30, 2013 was $44,159 and $33,303, respectively.

Rent expense under such leases for the six months ended June 30, 2014 and June 30, 2013 was $75,731 and $61,729, respectively.

Litigation

The Company is the defendant in routine litigation involving matters that are incidental to the claims aspect of the Company's business for which estimated losses are included in unpaid loss and loss adjustment expense reserves in the Company's consolidated financial statements. It is management's opinion that these lawsuits are not material individually or in the aggregate to the Company's financial position, results of operations, or cash flow.

16.            REGULATORY REQUIREMENTS AND RESTRICTIONS

HAIC is subject to the laws and regulations of the State of Texas and the regulations of any other states in which HAIC conducts business. State regulations cover all aspects of HAIC's business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. The Texas Insurance Code requires all property and casualty insurers to have a minimum of $2.5 million in capital stock and $2.5 million in surplus.

As of December 31, 2013, HAIC's total statutory surplus was $8,963,573 (capital stock of $2,500,000 and surplus of $6,463,573).

As of June 30, 2014, HAIC's total statutory surplus was $10,846,752 (capital stock of $3,000,000 and surplus of $7,846,752).

As of June 30, 2014 and December 31, 2013, HAIC had restricted cash and investments totaling $2.0 million and $1.0 million, respectively, which have been pledged to the Texas Department of Insurance.  In addition, as of June 30, 2014, HAIC has pledged $240,000 to the Nevada Department of Insurance and $125,000 to the South Carolina Department of Insurance. States routinely require deposits of assets for the protection of policyholders and creditors.

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company's surplus account, or "earned surplus".

The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HAIC in 2014 or 2013.

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of June 30, 2014 and December 31, 2013, there were no material permitted statutory accounting practice utilized by HAIC.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.            SUBSEQUENT EVENTS

On July 25, 2014, the Company completed placement of a fifth layer property catastrophe reinsurance agreement with third party reinsurers, effective August 1, 2014 through November 30, 2014. This layer will extend the Company's coverage to $140,000,000, excess of $4,000,000 of ultimate net loss arising out of each loss occurrence.  The Company's net retention on each loss occurrence remains at $400,000.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; and other risks and uncertainties detailed herein and from time to time in our publicly available filings with the Securities and Exchange Commission (the " SEC").
You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the SEC on March 31, 2014. Unless the context requires otherwise, as used in this Form 10-Q, the terms "HAHC," "we," "us," "our," "the Company," "our company," and similar references refer to Homeowners of America Holding Corporation and its subsidiaries.
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
We have applied for licenses to write business in thirty-two states.  To date, we have received certificates of authority from Alabama, Colorado, Indiana, Kentucky, Louisiana, Missouri, Nebraska, Nevada, North Carolina, North Dakota, South Carolina, South Dakota, Tennessee, Utah, Virginia and Washington to offer homeowners, dwelling fire and extended coverage, tenant and condominium owners policies.  We are planning to offer property and casualty insurance products in no more than two additional states within the current year.
As mentioned previously, the Company sells insurance policies predominately in Texas.  As such, the health of the Texas economy and housing market has a direct impact on the Company's business activity.  The following selected statistics are key indicators that management monitors when evaluating the Company's current financial condition and operating results:
·	Texas seasonally adjusted unemployment was 5.1% at June month end, as compared to the national U.S. of 6.1%.
·	Single family building permits were up 13.1% and single family home sales were up 8.5% year over year as of June month end.
·	Texas nonfarm employment rate increased 3.3% at June month end, as compared to an increase of the national U.S. rate of 1.9%.
These favorable economic indicators, in addition to the limited numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business, as well as increased ceding commissions due to increased earned premium volume and improved reinsurance terms for the 2014 - 2015 treaty year are all factors which aided in the positive results recorded by the Company for the quarter ended June 30, 2014.
Our principal revenues are earned premiums (which are reported net of reinsurance costs), ceding commissions and policy fees.  We cede a substantial portion of our earned premium to reinsurers under a quota share program to mitigate high frequency risks as well as catastrophic events and under excess of loss contracts to mitigate losses from catastrophic events.  Our principal expenses are claims from policyholders, policy acquisition expenses, and underwriting and other operating expenses.  Our net income for the three and six months ended June 30, 2014 was $485,836 and $961,081, respectively.
Net income available to common stockholders was $485,836 and $961,081, respectively, for the three and six months ended June 30, 2014.  As of June 30, 2014 we had total assets of $94.6 million and stockholders' equity of $9.5 million.

At the end of 2013, our market share of the approximately $7.2 billion Texas homeowners insurance market was estimated to be 0.66% by SNL Financial, making us the 20th largest Texas homeowners company in terms of Texas premium.  As of June 30, 2014, our property insurance policy in force count of 66,844 represents annualized premiums of approximately $65.5 million as compared to property insurance policy in force count of 57,960 representing annualized premiums of approximately $53.4 million as of June 30, 2013.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		2013
Revenues:	2014	2013	2013	2013

Premiums earned	$15,596,506	$12,883,648	$30,040,628	$25,394,511
Ceded premiums	(14,346,738)	(11,696,999)	(27,493,194)	(23,103,964)
Net premiums earned	1,249,768	1,186,649	2,547,434	2,290,547
Policy fees	1,482,875	1,233,119	2,609,600	2,210,770
Ceding commissions and reinsurance profit share	3,941,032	2,554,919	7,297,230	5,099,413
Investment income, net of investment expenses	1,794	11,030	9,242	22,345
Loss adjustment and other fee income	502,159	371,933	825,201	696,094

Total revenue	7,177,628	5,357,650	13,288,707	10,319,169

Expenses:

Losses and loss adjustment expenses	1,085,163	888,130	1,436,139	1,420,547
Policy acquisition expenses	3,478,856	2,720,133	6,676,302	5,396,946
Underwriting and other operating expenses	1,861,511	1,346,955	3,693,010	2,686,179

Total expenses	6,425,530	4,955,218	11,805,451	9,503,672

Income before income taxes	752,098	402,432	1,483,256	815,497

Provision (benefit) for income taxes:
Current	657,665	216,876	922,276	350,892
Deferred	(391,403)	(71,920)	(400,101)	(58,567)
Total income taxes	266,262	144,956	522,175	292,325

Net income	$485,836	$257,476	$961,081	$523,172

Cumulative preferred stock dividends	-	(361,468)	-	(718,964)

Net income (loss) available to common stockholders	$485,836	$(103,992)	$961,081	$(195,792)

Basic income (loss) per common share	$0.03	$(0.05)	$0.06	$(0.09)
Weighted average number of common shares outstanding - basic	16,152,102	2,250,000	16,087,775	2,250,000
Diluted income (loss) per common share	$0.03	$(0.05)	$0.06	$(0.09)
Weighted average number of common shares outstanding - diluted	17,085,852	2,250,000	17,021,525	2,250,000
Cash dividend declared per common share	$-	$-	$-	$-

Losses and loss adjustment expenses to net earned premium	86.83%	74.84%	56.38%	62.02%
Expenses to direct earned premium	34.24%	31.57%	34.52%	31.83%
Acquisition & underwriting and other operating expenses to fee income	90.12%	97.77%	96.62%	100.96%
Combined loss & expense to total earned revenue	89.54%	92.68%	88.90%	92.30%

Net income for the three and six months ended June 30, 2014 was $485,836 and $961,081, respectively, as compared to net income of $257,476 and $523,172 for the three and six months ended June 30, 2013, respectively. Improved results for the three months ended June 30, 2014, was primarily the result of increased ceding commissions, due to increased earned premium volume and improved reinsurance terms for the 2014 - 2015 treaty year. The primary factors in our improved results for the six months ended June 30, 2014, was the improvement in underwriting income, a direct result of limited numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business, as well as increased ceding commissions, due to increased earned premium volume and improved reinsurance terms for the 2014 -2015 treaty year.

Commencing April 1, 2014 and ending March 31, 2015, the Company reinsured its property and casualty risk under quota share reinsurance treaties with third party reinsurers.  The treaties cover 80% of its risk under property coverage on any one loss occurrence not to exceed $110,000,000; 10% of its risk under property coverage on any one loss occurrence not to exceed $4,000,000 and approximately 64% of its risk under casualty coverages.

Property catastrophe treaties, which went into effect on the same day and having the same term as the quota share treaties, develop over four layers and 20% of our risk on property coverage on a gross loss of $110,000,000 excess of $4,000,000 per occurrence. The Company's net retention is $400,000 per loss occurrence.

Three Months ended June 30, 2014 compared to the Three Months ended June 30, 2013

Our results of operations for the three months ended June 30, 2014 reflect income available to common stockholders of $485,836, or $0.03 earnings per diluted common share, compared to loss available to common stockholders of $103,992, or ($0.05) loss per diluted common share, for the three months ended June 30, 2013.

Net income was $485,836 for the three months ended June 30, 2014, as compared to net income of $257,476 for the three months ended June 30, 2013.  Improved results for the three months ended June 30, 2014, was primarily the result of increased ceding commissions, due to increased earned premium volume and improved reinsurance terms for the 2014 - 2015 treaty year.

Revenue
Premium production for the three months ended June 30, 2014 was $19.5 million, an increase of $4.3 million or 28.25% over the same period in 2013.  The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.
Gross Premiums Earned for the three months ended June 30, 2014 and 2013 were $15.6 million and $12.9 million, respectively.  The $2.7 million increase or 21.06%, is primarily the result of increased property insurance premium, which increased $4.3 million or 28.29%.
Premiums Ceded for the three months ended June 30, 2014 and 2013 were approximately $14.3 million and $11.7 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties.  Premiums ceded were 91.99% and 90.79% of gross premiums earned during the three months ended June 30, 2014 and 2013, respectively, primarily the result of our 90% quota share reinsurance program.  We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.
Net Premiums Earned for the three months ended June 30, 2014 and 2013 were $1.3 million and $1.2 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.
Ceding Commission, Reinsurance Profit Sharing and Other Fee Income for the three months ended June 30, 2014 was $5.9 million compared to $4.2 million for the three months ended June 30, 2013.  The primary factors for this improvement include increased earned premium, further supported by improved reinsurance terms for the 2014 - 2015 treaty year.
Net Premiums Written during the three months ended June 30, 2014 and 2013 totaled $2.5 million and $1.6 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.
The following is a reconciliation of our total net premiums written to net premiums earned for the three months ended June 30, 2014 and 2013 (values in thousands):

	Three Months Ended
	June 30,
	2014	2013
Net Premiums Written	$2,452	$1,630
Change in Unearned Premium	(549)	(203)
Catastrophe & EXOL Premium	(653)	(240)
Net Premiums Earned	$1,250	$1,187

Investment Income, Net of Investment Expenses decreased approximately 83.73% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  This is primarily the result of lower effective yields on the Company's invested assets.
Expenses
Our Losses and Loss Adjustment Expenses amounted to $1,085,163 and $888,130, respectively, during the three months ended June 30, 2014 and 2013. A significant factor in the increased loss experience is in April 2014, a convectional thunderstorm event occurring in the Dallas/Fort Worth metropolitan area caused losses to be incurred to the maximum limit under our reinsurance policy of $400,000. Our liability for losses and loss adjustment expense ("Reserves") is more fully described below under "Critical Accounting Policies and Estimates".  These Reserves include both case reserves on reported claims and our reserves for IBNR losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.
Policy Acquisition Expenses for the three months ended June 30, 2014 and 2013 of $3.5 million and $2.7 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2013 is primarily attributable to the increase in our overall production.
Underwriting and Other Operating Expenses for the three months ended June 30, 2014 and 2013 were $1.9 million and $1.3 million, respectively. The $0.5 million increase is primarily attributable to increases in compensation and compensation-related costs, and other administrative costs, which include a variety of professional service fees and other general expenses. As of June 30, 2014, we had 42 employees compared to 35 employees as of June 30, 2013.
Income Taxes for the three months ended June 30, 2014 and 2013 were $266,262 and $144,956, respectively, for state and federal taxes resulting in an effective tax rate of 34.30% for 2014 and 36.00% for 2013.  The effective tax rate for the three months ended June 30, 2014 was impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

Ratios:

The loss ratio applicable to the three months ended June 30, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 86.83% compared to 74.84% for the three months ended June 30, 2013. Our loss ratio was negatively impacted primarily by the April 2014 convectional thunderstorm event.
Our expenses  (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 34.24% for the three months ended June 30, 2014,  compared to 31.57% for the three months ended June 30, 2013. The increase in our expense ratio is primarily attributable to higher property inspections, the result of an increase in quoting the Company's product by its agency force, and other underwriting expenses, including an increase in agent's compensation, employee compensation and compensation-related costs.
 Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. The Company receives a ceding commission from reinsurers for the production of the business.  This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium.  For the three months ended June 30, 2014 our acquisition and underwriting and other operating expenses were 90.12%, of policy related fee income, as compared to 97.77% for the three months ending June 30, 2013.
Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the three months ended June 30, 2014 was 89.54% compared to 92.68% for the three months ended June 30, 2013.

Six Months ended June 30, 2014 compared to the Six Months ended June 30, 2013
Our results of operations for the six months ended June 30, 2014 reflect income available to common stockholders of $961,081, or $0.06 earnings per diluted common share, compared to loss available to common stockholders of $195,792, or ($0.09) loss per diluted common share, for the six months ended June 30, 2013.
Net income was $961,081 for the six months ended June 30, 2014, as compared to net income of $523,172 for the six months ended June 30, 2013.  The primary factors in our improved results was the improvement in underwriting income, a direct result of limited numbers and intensity of springtime convectional thunder storm activity in the geographical areas where the Company writes the majority of its business, as well as increased ceding commissions, due to increased earned premium volume and improved reinsurance terms for the 2014 - 2015 treaty year.
Revenue
Premium production for the six months ended June 30, 2014 was $33.9 million, an increase of $6.9 million or 25.75% over the same period in 2013.  The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.
Gross Premiums Earned for the six months ended June 30, 2014 and 2013 were $30.0 million and $25.4 million, respectively.  The $4.6 million increase or 18.30%, is primarily the result of increased property insurance premium, which increased $7.1 million or 26.38%.  The increase in property insurance premium is partially offset by a reduction of $0.1 million in private passenger auto insurance written premium year over year.  The Company has made the strategic decision to exit the private passenger auto insurance business, with the last policy expiring in October 2013.
Premiums Ceded for the six months ended June 30, 2014 and 2013 were approximately $27.5 million and $23.1 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties.  Premiums ceded were 91.52% and  90.98% of gross premiums earned during the six months ended June 30, 2014 and 2013, respectively, primarily the result of our  90% quota share reinsurance program.  We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.
Net Premiums Earned for the six months ended June 30, 2014 and 2013 were $2.5 million and $2.3 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.
Ceding Commission, Reinsurance Profit Sharing and Other Fee Income for the six months ended June 30, 2014 was $10.7 million compared to $8.0 million for the six months ended June 30, 2013.  The primary factors for this improvement include increased earned premium, further supported by improved reinsurance terms for the 2014 - 2015 treaty year.
Net Premiums Written during the six months ended June 30, 2014 and 2013 totaled $4.0 million and $3.0 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the six months ended June 30, 2014 and 2013 (values in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net Premiums Written	$3,997	$2,954
Change in Unearned Premium	(798)	(62)
Catastrophe & EXOL Premium	(652)	(602)
Net Premiums Earned	$2,547	$2,290

Investment Income, Net of Investment Expenses decreased approximately 58.64% in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  This is primarily the result of lower effective yields on the Company's invested assets.
Expenses
Our Losses and Loss Adjustment Expenses remained relatively flat at $1.4 million during the six months ended June 30, 2014 and 2013 due to the timing of spring convectional thunderstorm events occurring during the first six months of 2014 and 2013. Our liability for losses and loss adjustment expense ("Reserves") is more fully described below under "Critical Accounting Policies and Estimates".  These Reserves include both case reserves on reported claims and our reserves for IBNR losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.
Policy Acquisition Expenses for the six months ended June 30, 2014 and 2013 of $6.7 million and $5.4 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2013 is primarily attributable to the increase in our overall production.
Underwriting and Other Operating Expenses for the six months ended June 30, 2014 and 2013 were $3.7 million and $2.7 million, respectively. The $1.0 million increase is primarily attributable to increases in compensation and compensation-related costs, and other administrative costs, which include a variety of professional service fees and other general expenses. As of June 30, 2014, we had 42 employees.
Income Taxes for the six months ended June 30, 2014 and 2013 were $522,175 and $292,325, respectively, for state and federal taxes resulting in an effective tax rate of 34.28% for 2014 and 35.18% for 2013.  The effective tax rate for the six months ended June 30, 2014 was impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

Ratios:

The loss ratio applicable to the six months ended June 30, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 56.38% compared to 62.02% for the six months ended June 30, 2013. Our loss ratio was positively impacted by a significant decrease in incurred losses incurred as a result of spring storm events, as previously mentioned.
Our expenses  (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 34.52% for the six months ended June 30, 2014,  compared to 31.83% for the six months ended June 30, 2013. The increase in our expense ratio is primarily attributable to higher property inspections, the result of an increase in quoting the Company's product by its agency force, and other underwriting expenses, including an increase in agent's compensation, employee compensation and compensation-related costs.
 Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. The Company receives a ceding commission from reinsurers for the production of the business.  This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium.  For the six months ended June 30, 2014 our acquisition and underwriting and other operating expenses were 96.62%, of policy related fee income, as compared to 100.96% for the six months ending June 30, 2013.
Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the six months ended June 30, 2014 was 88.90% compared to 92.30% for the six months ended June 30, 2013.

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

Cash Flows

Our cash flows from operating and investing activities for the six months ended June 30, 2014 and 2013 are summarized below.

Summary of Cash Flows

	Six Months Ended
	June 30,
	2014	2013

Net cash provided by (used in) operating activities	$1,770,406	$(1,085,083)
Net cash used in investing activities	$(2,009,352)	$(1,071,534)

We restated the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013. These restatements resulted in money market mutual fund accounts held at financial institutions, which were previously classified as short-term investments to be now classified as cash and cash equivalents. In addition, checks issued in excess of cash book balances, not yet presented for payment, which were previously classified as cash and cash equivalents are now classified as general and other accrued expenses payable. This correction resulted in a $3.9 million decrease in short-term investments included in cash flows used in investing activities and a corresponding increase in cash and cash equivalents, along with a $2.8 million increase in general and other accrued expenses payable in net cash provided by operating activities and a corresponding increase in cash flows used in investing activities. See Note 1 Organization and Summary of Significant Accounting Policies for additional disclosure.

Cash Flows for the six months ended June 30, 2014

Net cash provided by operating activities for the six months ended June 30, 2014 was approximately $1.8 million.  Significant factors in this movement consisted primarily of cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses.  Net cash used by investing activities of $2.0 million was primarily due to purchases of available-for-sale fixed maturities of $2.8 million, purchases of short-term investment of $2.8 million, and purchases of furniture, equipment, and software of $0.1 million, offset by redemptions of short-term and long-term investments of $1.8 million and $1.9 million, respectively.

Cash Flows for the six months ended June 30, 2013

Net cash used by operating activities for the six months ended June 30, 2013 was approximately $1.1 million.  Significant factors in this movement consisted primarily of cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses.  Net cash used in investing activities of $1.1 million was primarily due to purchases of short-term and long-term investments of $1.7 million and $2.0 million, respectively, offset by redemptions of short-term and long-term investments of $1.2 million and $1.4 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid cost of losses including loss adjustment expenses, or LAE.  Loss reserves reflect Company management's best estimate of the total cost of (i) claims that have been incurred but not yet paid, and (ii) claims that have been incurred, but not yet reported (IBNR).  Loss reserves that are established by Company management are not an exact calculation of our liability, but rather loss reserves represent management's best estimate for our Company's liability based on the application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known as of the balance sheet date.  The process of setting reserves is complex and necessarily imprecise.  The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate.  To arrive at its best estimate for reserves for losses and loss adjustment expenses, the Company uses damage estimating software developed and owned by acknowledged industry leader, Insurance Service Office.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) the Company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded these disclosure controls and procedures are effective as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the quarter ended June 30, 2014 which have materially affected or would likely materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosures and procedures, we recognize that any controls and procedures no matter how well designed and operated can produce only reasonable assurance of achieving the desired control objectives.  In addition, implementation of possible controls and procedures depends on management's judgment in evaluation of their benefits relative to cost.

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

ITEM 1a – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the section entitled, "Risk Factors", in our Form 10-K which was filed with the SEC on March 31, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities
None.

(b)	Use of Proceeds
None.

(c)	Repurchase of Securities
None.

ITEM 6 – EXHIBITS

10.1*	Underlying Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and R+V Versicherung A.G., effective April 1, 2014.

10.2*
Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants Everest Reinsurance Company, Shelter Mutual Insurance Company, Sirius International Insurance Corporation, and Lloyd's Underwriters, effective April 1, 2014.

10.3*	Property Per Risk Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants Everest Reinsurance Company and Hannover Rück SE, effective April 1, 2014.

10.4*
Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Catlin Insurance Company Ltd., Everest Reinsurance Company, Montpelier Reinsurance Ltd., Odyssey Reinsurance Company, SCOR Reinsurance Company, and Taiping Reinsurance Co. Ltd., effective April 1, 2014.

10.5*
Addendum 1 to the Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Catlin Insurance Company Ltd., Everest Reinsurance Company, Montpelier Reinsurance Ltd., Odyssey Reinsurance Company, SCOR Reinsurance Company, and Taiping Reinsurance Co. Ltd., effective April 1, 2014.

10.6*	Residential Property Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Q-RE LLC and R+V Versicherung A.G., effective April 1, 2014.

10.7*	Reinstatement Premium Protection Reinsurance Contract between Homeowners of America Insurance Company and Tokio Millennium Re AG, effective April 1, 2014.

10.8*	Multiple Line Quota Share Reinsurance Agreement between Homeowners of America Insurance Company and Swiss Reinsurance America Corporation, effective April 1, 2014.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

HOMEOWNERS OF AMERICA HOLDING CORPORATION

August 14, 2014	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

August 14, 2014	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer