Form 10-Q
period 2014-09-30
Homeowners of America Holding Corp
filed 2014-11-14
CIK 1346922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of November 13, 2014 was 16,168,852.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.
i

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Homeowners of America Holding Corporation
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Cash and cash equivalents	$8,944,973	$8,104,310
Short-term investments	3,581,429	4,151,011
Restricted cash and investments	2,800,000	1,000,000
Restricted fixed-maturity securities, available-for-sale, at fair value (amortized cost $539,518)	539,435	-
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $3,163,792)	3,173,039	-
Long-term investments	1,470,000	1,960,000
Accrued investment income	55,045	8,853
Due and deferred premiums	4,490,889	4,169,824
Balance due from reinsurers	61,384,130	46,281,756
Property, equipment and software, net	355,344	244,516
Deferred policy acquisition costs	7,768,160	6,214,334
Prepaid expenses and other	276,241	128,195
Deferred tax assets, net	1,482,849	933,221

Total assets	$96,321,534	$73,196,020

Liabilities:

Loss and loss adjustment expenses	$17,738,009	$15,884,062
Advance premiums	137,786	90,854
Ceded reinsurance premiums payable	8,812,245	3,271,858
Unearned premiums	39,337,398	31,297,118
Unearned ceding commissions	11,010,825	8,067,162
Commissions payable, reinsurers and agents	2,923,426	3,716,423
General and other accrued expenses payable	5,342,986	1,906,265
Income tax payable	192,833	211,198
Taxes, licenses and other fees payable	351,597	474,503

Total liabilities	85,847,105	64,919,443
Stockholders' equity:
Preferred stock, convertible; 12.5% cumulative; $0.0001 par value per share; 20,500,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value per share; 40,000,000 shares authorized;17,479,852 shares issued and 16,168,852 shares outstanding as of September 30, 2014 and 17,181,140 shares issued and 15,831,140 shares outstanding as of December 31, 2013	1,617	1,583
Treasury stock, $0.0001 par value per share; 1,311,000 common shares as of September 30, 2014 and 1,350,000 common shares as of December 31, 2013	(131)	(135)
Additional paid-in-capital	6,200,529	5,969,550
Accumulated other comprehensive income	9,164	-
Retained earnings	4,263,250	2,305,579

Total stockholders' equity	10,474,429	8,276,577

Total liabilities and stockholders' equity	$96,321,534	$73,196,020

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2014	2013	2014	2013

Premiums earned	$16,893,086	$13,643,436	$46,933,714	$39,037,947
Ceded premiums	(16,046,107)	(12,390,289)	(43,539,301)	(35,494,253)
Net premiums earned	846,979	1,253,147	3,394,413	3,543,694
Policy fees	1,578,900	1,286,995	4,188,500	3,497,765
Ceding commissions and reinsurance profit share	5,078,682	3,044,488	12,375,912	8,143,900
Investment income, net of investment expenses	10,647	9,339	19,888	31,684
Loss adjustment and other fee income	334,277	288,289	1,159,478	984,384

Total revenue	7,849,485	5,882,258	21,138,191	16,201,427

Expenses:

Losses and loss adjustment expenses	554,486	547,080	1,990,625	1,967,627
Policy acquisition and other underwriting expenses	4,521,009	3,300,522	11,939,855	9,370,086
General and administrative expenses	1,246,887	1,057,808	4,197,353	3,071,369

Total expenses	6,322,382	4,905,410	18,127,833	14,409,082

Income before income taxes	1,527,103	976,848	3,010,358	1,792,345

Provision (benefit) for income taxes:
Current	680,040	374,639	1,602,315	725,531
Deferred	(149,527)	(58,710)	(549,628)	(117,277)
Total income taxes	530,513	315,929	1,052,687	608,254

Net income	$996,590	$660,919	$1,957,671	$1,184,091

Cumulative preferred stock dividends	-	(255,215)	-	(974,179)

Net income available to common stockholders	$996,590	$405,704	$1,957,671	$209,912

Basic income per common share	$0.06	$0.06	$0.12	$0.06
Diluted income per common share	$0.06	$0.04	$0.11	$0.06
Cash dividend declared per common share	$-	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$996,590	$660,919	$1,957,671	$1,184,091
Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising from the period	4,012	-	9,164	-
Deferred income taxes on above change	-	-	-	-
Total other comprehensive income, net of income taxes	4,012	-	9,164	-
Comprehensive income	$1,000,602	$660,919	$1,966,835	$1,184,091

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended
September 30, 2014

					Additional	Accumulated		Total
	Common Stock		Treasury Stock		Paid-In	Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income, net of Tax	Earnings	Equity

Balance December 31, 2013	15,831,140	$1,583	1,350,000	$(135)	$5,969,550	$-	$2,305,579	$8,276,577
Net income	-	-	-	-	-	-	1,957,671	1,957,671
Total other comprehensive income, net of income taxes	-	-	-	-	-	9,164	-	9,164
Stock options exercised	10,250	1	-	-	7,849	-	-	7,850
Common stock issued	327,462	33	(39,000)	4	170,243	-	-	170,280
Stock-based compensation	-	-	-	-	52,887	-	-	52,887

Balance September 30, 2014	16,168,852	$1,617	1,311,000	$(131)	$6,200,529	$9,164	$4,263,250	$10,474,429

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended
September 30, 2013

										Accumulated
									Additional	Other		Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income, net of Tax	Earnings	Equity

Balance December 31, 2012	4,500,000	$450	500,000	$50	900,000	$90	-	$-	$4,906,000	$-	$336,816	$5,243,406
Net income	-	-	-	-	-	-	-	-	-	-	1,184,091	1,184,091
Conversion of series A preferred stock	(4,500,000)	(450)	-	-	11,250,000	1,125	-	-	-	-	-	675
Conversion of series B preferred stock	-	-	(500,000)	(50)	1,250,000	125	-	-	-	-	-	75
Conversion of convertible note payable	-	-	-	-	2,158,875	216	-	-	950,000	-	-	950,216
Conversion of interest on convertible note payable	-	-	-	-	147,277	15	-	-	64,716	-	-	64,731
Repurchase of common stock	-	-	-	-	-	-	1,350,000	(135)	(5,265)	-	-	(5,400)
Adjustment of par value to reflect forward stock split	-	-	-	-	-	-	-	-	(889)	-	-	(889)

Balance September 30, 2013	-	$-	-	$-	15,706,152	$1,571	1,350,000	$(135)	$5,914,562	$-	$1,520,907	$7,436,905

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended
September 30, 2014 and 2013

	September 30, 2014	September 30, 2013
		(Restated)
Cash flows from operating activities:
Net income	$1,957,671	$1,184,091
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Depreciation & amortization	89,159	63,573
Accounting charge related to stock-based compensation expense	52,887	-
Common stock compensation for management services	150,000	-
Other stock issuance expense	20,280	-
Amortization of premium/accretion of discount, net	41,707	-
Deferred tax assets	(549,628)	(117,277)
(Increase) decrease in:
Accrued investment income	(46,192)	(6,422)
Due and deferred premiums	(321,065)	(202,786)
Balance due from reinsurers	(15,102,374)	(10,509,618)
Deferred policy acquisition costs	(1,553,826)	(875,320)
Deferred ceding commissions	-	682,421
TWIA assessments	-	80,040
Prepaid and other	(148,046)	(81,548)
Increase (decrease) in:
Losses and loss adjustment expenses	1,853,947	3,958,780
Advance premiums	46,932	66,488
Ceded reinsurance premiums payable	5,540,387	4,229,758
Unearned premiums	8,040,280	4,332,432
Ceded deferred premiums	-	(2,381,906)
Unearned ceding commissions	2,943,663	1,142,418
Commissions payable, reinsurance & agents	(792,997)	(4,112,204)
General and other accrued expenses	3,436,721	1,838,850
Interest on notes convertible	-	68,630
Income tax payable	(18,365)	(109,690)
Taxes, licenses and other fees payable	(122,906)	(277,785)
Net cash provided by (used in) operating activities	5,518,235	(1,027,075)
Cash flows from investing activities:

Purchases of long-term certificate of deposit	(1,605,000)	(2,703,305)
Maturities of long-term certificate of deposit	1,960,000	1,452,000
Purchases of short-term investments	(3,136,612)	(1,440,195)
Maturities of short-term investments	2,041,194	1,862,181
Purchases of fixed-maturity securities, available-for-sale	(3,995,017)	-
Call or maturity of fixed-maturity securities, available-for-sale	250,000	-
Additions to furniture, equipment and software	(199,987)	(51,180)
Net cash used in investing activities	(4,685,422)	(880,499)
Cash flows from financing activities:
Repurchase of common stock	-	(5,400)
Proceeds from stock options exercised	7,850	-
Net cash provided by (used in) financing activities	7,850	(5,400)

Net increase (decrease) in cash and cash equivalents	840,663	(1,912,974)

Cash and cash equivalents, beginning of period	8,104,310	10,194,375

Cash and cash equivalents, end of the period	$8,944,973	$8,281,401

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,620,681	$801,274

Non cash investing from financing activities:
Repayment of debt on convertible note and conversion to common stock	$-	$950,000
Conversion of interest on convertible note	$-	$64,808

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

Restatement of Prior Year Amounts

In conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014, we restated the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013.  These restatements resulted in money market mutual fund accounts held at financial institutions which were previously classified as short-term investments to be now classified as cash and cash equivalents. In addition, checks issued in excess of cash book balances, not yet presented for payment, which were previously classified as cash and cash equivalents are now classified as general and other accrued expenses payable.

	Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows:

Cash flows from operating activities
General and other accrued expenses	$52,117	$1,786,733	$1,838,850

Net cash used in operating activities	(2,813,808)	1,786,733	(1,027,075)

Cash flows from investing activities
Purchases of short term investments	(5,932,051)	4,491,856	(1,440,195)

Net cash used in investing activities	(5,372,355)	4,491,856	(880,499)

Net decrease in cash and cash equivalents	(8,191,563)	6,278,589	(1,912,974)

Cash and cash equivalents, beginning of period	10,194,375	-	10,194,375

Cash and cash equivalents, end of period	$2,002,812	$6,278,589	$8,281,401

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At September 30, 2014 and December 31, 2013, cash and cash equivalents consist of cash on deposit with financial institutions, as well as money market mutual funds.

General and other accrued expenses payable as of September 30, 2014 and December 31, 2013, include $4.7 million and $1.2 million, respectively, of checks issued in excess of cash book balances, not yet presented for payment.

Investments

The Company's investments are comprised of short-term, restricted, and long-term investments and fixed-maturity securities classified as available-for-sale as of September 30, 2014 and short-term, restricted, and long-term investments as of December 31, 2013. Restricted investments and long-term investments are described below. Short-term investments include certificates of deposit with original maturities greater than three months and maturities of one year or less. Due to the short-term nature of these investments, significant changes in prevailing interest rates and economic conditions should not adversely affect the timing and amount of cash flows on such investments or their related values. Accordingly, certificates of deposit are carried at cost, which approximates fair value. Fixed-maturity securities are classified as available-for-sale when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity.  Fixed-maturity securities classified as available-for-sale are carried at fair value. The unrealized holding gains and losses, net of applicable deferred income taxes, are shown as a separate component of stockholders' equity as a part of accumulated other comprehensive income (loss) and, as such, are not included in the determination of net income (loss).

As of September 30, 2014 and December 31, 2013, the Company has pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors $3.3 million and $1.0 million, respectively. Restricted assets are shown separately in the accompanying consolidated balance sheets as "Restricted cash and investments" and include money market accounts and certificates of deposits. "Restricted fixed-maturity securities, classified as available-for-sale" are shown separately in the accompanying consolidated balance sheets and recorded at fair value. With the approval of the Departments of Insurance, the Company may exchange the investments with other funds or investments. In respect to certificates of deposit, management intends to hold the portion of these restricted investments to their maturity. As such, these restricted certificates of deposit are carried at cost, which approximates fair value. Interest earned on these investments inures to the benefit of the Company.

The following table provides the Company's restricted cash and investments as of September 30, 2014 and December 31, 2013.

Restricted cash and investments	September 30, 2014	December 31, 2013
Money Market	$300,000	$215,000
Certificates of Deposit	2,500,000	785,000
US Treasury Bond	539,435	-
	$3,339,435	$1,000,000

As of September 30, 2014 and December 31, 2013, the Company's investments also included certificates of deposit that mature more than one year after the balance sheet date and are reflected on the consolidated balance sheets as Long-term investments. Based on management's intent to hold to maturity, this investment is carried at cost. Cost approximates fair value based on the rates currently offered for deposits of similar remaining maturities.

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

Comprehensive Income

FASB ASC Topic 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity, with appropriate adjustments to other comprehensive income. For the three and nine months ended September 30, 2014, the Company recorded $4,012 and $9,164, respectively of unrealized gains on available-for-sale securities in other comprehensive income.  There were no qualifying items reported in other comprehensive income for the three and nine months ended September 30, 2013.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Loss Adjustment and Other Fee Income

Loss adjustment and other fee income is recognized as income when collected. There is no amount over 5% of total revenue within this classification on the consolidated statements of operations for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014. Loss adjustment fee income for the nine months ended September 30, 2013 was in excess of 5%, of total revenue within this classification on the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of September 30, 2014 and December 31, 2013, no impairment has been recorded.

Deferred Policy and Acquisition Costs

Deferred policy acquisitions costs ("DAC") as of September 30, 2014 and December 31, 2013, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if estimates of future premium income from their related lines of insurance are revised.

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

Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At September 30, 2014, the Company's tax years from 2010 through 2013 remain subject to examination.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Fair Value of Cash, Cash Equivalents and Short-term Investments

The carrying value for the Company's cash and cash equivalents and short-term investments approximate fair values as of September 30, 2014 and December 31, 2013 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Fair Value Fixed-Maturity Securities held as Available-for-Sale

The Company's fixed-maturity securities held as available-for-sale are carried at fair value as of September 30, 2014. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

Accounting Standards Update No. 2014-12. On June 19, 2014, the FASB issued Accounting Standards Update No. 2014-12 ("ASU 2014-12"), Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects the vesting and that can be achieved after the requisite service period be treated as a performance condition.  As of June 30, 2014, the Company has not issued stock options with performance targets under the 2005 Management Incentive Plan or the 2013 Equity Compensation Plan. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements. The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.

3.            RELATED PARTY TRANSACTIONS

In December 2012, HAHC entered into a Convertible Promissory Note with Inter-Atlantic Fund, L.P. and Phoenix Associates, Inc., (companies controlled by a shareholder and former director, respectively). See Note 9 Convertible Notes Payable for additional disclosure.

In August 2013, HAHC entered into an agreement or the "Advisory Agreement", with Inter-Atlantic Advisors III, Ltd., or "Inter-Atlantic", under which Inter-Atlantic agrees to perform certain management services for the Company. A number of our directors are among the beneficial owners of Inter-Atlantic.  The Advisory Agreement has an initial term of six years, to be automatically renewed from year-to-year thereafter, unless terminated by either party upon 60 days notice prior to the termination of the initial or any renewal term.  For its services, the Company will pay Inter-Atlantic an annual fee of $300,000, as well as, an annual grant of shares of our common stock with an aggregate fair market value of $150,000 at the time of grant, plus reimburse Inter-Atlantic's expenses incurred in connection with the performance of its service. As long as the Advisory Agreement is in effect and the fees and expense reimbursements are paid, the directors of the Company that are affiliated with Inter-Atlantic have agreed to waive any other compensation for their service as our directors.

For the three and nine months ended September 30, 2014, the Company incurred an expense of $75,000 and $375,000 (of which $150,000 is represented by the issuance of 288,462 shares of common stock), respectively, for services performed under the Advisory Agreement.

For the three and nine months ended September 30, 2013, the Company incurred an expense of $50,000, respectively, for services performed under the Advisory Agreement.

4.            INVESTMENTS

Investment income, net of investment expenses totaled $10,647 and $9,339 for the three months ended September 30, 2014 and 2013, respectively.

Investment income, net of investment expenses totaled $19,888 and $31,684 for the nine months ended September 30, 2014 and 2013, respectively.

For the three and nine months ended September 30, 2014, there were $4,012 and $9,164, respectively in unrealized gains/(losses) on fixed-maturity securities held as available-for-sale.  There were no realized gains or losses recognized for the three and nine months ended September 30, 2014 and 2013.  The intent is to hold to maturity certificates of deposit carried at amortized cost.

The following table provides the Company's short-term, restricted and long-term investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014		December 31, 2013
	Book Value	Fair Value / Carrying Value	Book Value	Fair Value / Carrying Value
Financial Assets:

Restricted certificates of deposit	$2,500,000	$2,500,000	$785,000	$785,000
Restricted money markets	300,000	300,000	215,000	215,000
Long-term investments	1,470,000	1,470,000	1,960,000	1,960,000
Short-term investments	3,581,429	3,581,429	4,151,011	4,151,011
Total	$7,851,429	$7,851,429	$7,111,011	$7,111,011

	September 30, 2014		December 31, 2013
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certificates of deposit	Less than 1 year	0.10% - 0.40%	Less than 1 year	0.10% - 0.25%
Restricted money markets	Less than 1 year	-	Less than 1 year	-
Long-term investments	More than 1 year	0.75% - 1.40%	More than 1 year	0.30% - 0.70%
Short-term investments	Less than 1 year	0.35% - 0.80%	Less than 1 year	0.20% - 1.24%

The following table provides the Company's fixed-maturity securities classified as available-for-sale which are carried at fair value as of September 30, 2014:

	September 30, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed Maturities:

Obligations of states, municipalities and political subdivisions	$3,163,792	$11,548	$(2,301)	$3,173,039
U.S. Treasury- held as restricted	539,518	231	(314)	539,435
Total Fixed Maturities	$3,703,310	$11,779	$(2,615)	$3,712,474

The amortized cost and fair value of available-for-sale fixed-maturity securities at September 30, 2014, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014

Remaining Time to Maturity	Amortized Cost Basis	Fair Value

Less than one year	$418,771	$420,174
One to five years	1,454,913	1,458,595
Five to ten years	757,413	757,855
More than ten years	1,072,213	1,075,850
Total	$3,703,310	$3,712,474

Other-than-temporary Impairment ("OTTI")

The Company regularly reviews its individual investment securities for OTTI.  The Company considers various factors in determining whether each individual security is other-than-temporarily-impaired, including:

·	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
·	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;
·	general market conditions and industry or sector specific factors;
·	nonpayment by the issuer of its contractually obligated interest and principal payments; and
·	the Company's intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss positions at September 30, 2014 were immaterial. The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities.  The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes.  It is expected that the securities would not be settled at a price less than par value of the investments.  Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at September 30, 2014.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company's short-term investments comprised of certificates of deposit held at financial institutions which are not measured at fair value on a recurring basis. A portion of the Company's cash and cash equivalents include money market mutual fund accounts held at financial institutions which are measured at fair value on a recurring basis. Fixed-maturity securities held as available-for-sale are carried at fair value in our consolidated financial statements. The following tables provide information as of September 30, 2014 and December 31, 2013, about the Company's financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Money market mutual funds	$5,640,249	$-	$-	$5,640,249
Restricted money market mutual funds	300,000	-	-	300,000
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	3,173,039	-	3,173,039
U.S. Treasury	-	539,435	-	539,435
Total	$5,940,249	$3,712,474	$-	$9,652,723

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Money market mutual funds	$5,903,478	$-	$-	$5,903,478
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	-	-	-
U.S. Treasury	-	-	-	-
Total	$5,903,478	$-	$-	$5,903,478

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included as a Level 1 measurement in the table above. The fair values for available-for-sale fixed-maturity securities are based upon prices provided by an independent pricing service.  The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider.  Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.            PROPERTY, EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013	Useful Life
Computer equipment	$231,860	$222,225	3 years
Office equipment	17,409	13,999	5 years
Furniture and fixtures	142,450	106,524	5 years
Software installation and development	901,216	750,200	3 years
Total, at cost	1,292,935	1,092,948
Less accumulated depreciation and amortization	(937,591)	(848,432)
Property and equipment, net	$355,344	$244,516

Depreciation and amortization expense for property, equipment and software totaled $35,187 and $22,769 for the three months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense for property, equipment and software totaled $89,159 and $63,573 for the nine months ended September 30, 2014 and 2013, respectively.

7.            DEFERRED POLICY ACQUISITION COSTS AND CEDING COMMISSIONS

Total capitalized deferred policy acquisition costs as of September 30, 2014 and September 30, 2013, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $7,768,160 and $6,149,835, respectively.

Changes in deferred policy acquisition costs for the three and nine months ended September 30, 2014 and September 30, 2013, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Deferred policy acquisition charges, beginning of the period	$6,977,702	$5,570,771	$6,214,334	$5,274,515
Capitalized costs	4,107,806	3,112,886	10,766,212	8,211,996
Amortized costs	(3,317,348)	(2,533,822)	(9,212,386)	(7,336,676)
Deferred policy acquisition charges, end of the period	$7,768,160	$6,149,835	$7,768,160	$6,149,835

Deferred ceding commissions, which represent acquisition costs associated with insurance risk ceded to other reinsurance partners, as of September 30, 2014 and September 30, 2013 were $0 and $1,493, respectively.  The decrease of $1,493 is due to a change in quota share reinsurance settlement procedures, from what was previously on a collected premium basis to what is currently on a written premium basis.

Changes in deferred ceding commissions for the three and nine months ended September 30, 2014 and September 30, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Deferred ceding commission, beginning of the period	$-	$1,493	$-	$683,914
Capitalized commissions	-	4,246,185	-	11,205,306
Amortized commissions	-	(4,246,185)	-	(11,887,727)
Deferred ceding commission, end of the period	$-	$1,493	$-	$1,493

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Losses and Loss Adjustment Expenses

The following table provides the reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the three and nine months ended September 30, 2014 and for September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reserve for losses and LAE, beginning of period	$21,873,167	$15,019,644	$15,884,062	$11,641,296
Reinsurance recoverables on losses and LAE	(21,025,809)	(13,943,102)	(15,090,175)	(10,618,032)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	847,358	1,076,542	793,887	1,023,264

Add provision for claims and LAE occurring in:
Current year	157,986	437,080	1,293,220	1,958,627
Prior years	396,500	110,000	697,405	9,000

Net incurred losses and LAE during the current period	554,486	547,080	1,990,625	1,967,627

Deduct payments for claims and LAE occurring in:
Current year	419,573	569,658	1,432,689	1,430,927
Prior years	144,171	13,000	513,723	519,000

Net claim and LAE payments during the current period	563,744	582,658	1,946,412	1,949,927

Reserve for losses and LAE, net of reinsurance recoverables, at end of period	838,100	1,040,964	838,100	1,040,964

Reinsurance recoverables on losses and LAE	16,899,909	14,559,112	16,899,909	14,559,112

Reserve for losses and LAE, end of period	$17,738,009	$15,600,076	$17,738,009	$15,600,076

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in an increase of $396,500 and $110,000 for the three months ended September 30, 2014 and 2013, respectively.

The changes in estimates of provisions of claims and claim adjustment expenses for the nine months ended September 30, 2014 and 2013 resulted in an increase of $697,405 and $9,000, respectively.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.            STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2014 and December 31, 2013, the Company has 20,500,000 shares of preferred stock, convertible, 12.50% cumulative, $0.0001 par value per share, authorized and none issued and outstanding.

Common Stock

As of September 30, 2014, the Company has 40,000,000 shares authorized and 17,479,852 shares issued and 16,168,852 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders, unless restricted by the Company's Amended and Restated Certificate of Incorporation.

On April 15, 2014, the Company issued 39,000 shares by way of common stock held in Treasury at $0.52 per share under the Company's 2013 Equity Compensation Plan as a stock award to certain employees of the Company.

On February 1, 2014, the Company issued 288,462 shares of common stock at $0.52 per share, to Inter-Atlantic Management Inc.  Per the terms of the Advisory Agreement dated August 1, 2013, Inter-Atlantic Management Inc. will be issued annually on February 1st, a grant of the Company's common stock which in aggregate had a fair market value of $150,000 at the time of the grant.

As of December 31, 2013, the Company has 40,000,000 shares of authorized and 17,181,140 shares issued and 15,831,140 shares outstanding of $0.0001 par value common stock.  Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders, unless restricted by the Company's Amended and Restated Certificate of Incorporation.

There were no common stock warrants issued during the three and nine months ended September 30, 2014 and September 30, 2013.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.  EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings per common share and diluted earnings per common share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per common share
Net income	$996,590	$660,919	$1,957,671	$1,184,091
Cumulative dividend	-	(255,215)	-	(974,179)
Adjusted net income	$996,590	$405,704	$1,957,671	$209,912

Weighted average common shares outstanding	16,162,352	6,735,384	16,112,634	3,745,128

Basic earnings per common share	$0.06	$0.06	$0.12	$0.06

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Diluted earnings per common share
Net income	$996,590	$660,919	$1,957,671	$1,184,091
Add interest expense on convertible promissory notes	-	11,482	-	-
Adjusted net income	$996,590	$672,401	$1,957,671	$1,184,091

Weighted average common shares outstanding	16,162,352	16,728,462	16,112,634	3,745,128
Effect of diluted securities:
Stock options	942,250	702,500	942,250	-
Diluted common shares outstanding	17,104,602	17,430,962	17,054,884	3,745,128

Diluted earnings per common share	$0.06	$0.04	$0.11	$0.06

For the nine months ended September 30, 2013, all of the Company's potentially dilutive securities and interest expense on convertible promissory notes of $44,211 were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive shares of common stock that were excluded totaled 13,985,834.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.            STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 – Compensation – Stock Compensation.

Incentive Plans

The Company's 2005 Management Incentive Plan (the "2005 Plan") provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company.  Under the 2005 Plan, options may be granted to purchase a total not to exceed 789,475 shares of common stock in the aggregate, made up of original issue shares, treasury shares or a combination of the two.  At September 30, 2014 and 2013, options to purchase 783,750 shares of common stock have been granted under the 2005 Plan.

The Company's 2013 Equity Compensation Plan (the "2013 Plan") provides for granting of stock options, incentive stock options, stock awards, and restricted stock units to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2013 Plan, options may be granted to purchase a total not to exceed 2,925,000 shares of common stock, made up of original issue shares, treasury shares or a combination of the two. At September 30, 2014, options to purchase 1,965,000 shares of common stock and 39,000 shares of common stock in the form of a stock award have been granted under the 2013 Plan.

A summary of the activity of the Company's stock option plan for the three and nine months ended September 30, 2014 and September 30, 2013 is as follows:

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Cont. Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	2,708,750	$0.58	8.41	$4
Outstanding at March 31, 2014	2,708,750	$0.58	8.16	$21
Outstanding at June 30, 2014	2,708,750	$0.58	7.91	$22
Outstanding at September 30, 2014	2,738,500	$0.59	7.57	$21
Exercisable at September 30, 2014	942,250	$0.73	5.14	$5

Outstanding at December 31, 2012	783,750	$0.78	5.91	$-
Outstanding at March 31, 2013	783,750	$0.78	5.66	$-
Outstanding at June 30, 2013	783,750	$0.78	5.41	$-
Outstanding at September 30, 2013	783,750	$0.78	5.16	$-
Exercisable at September 30, 2013	702,500	$0.80	4.90	$-

During the three and nine months ended September 30, 2014, the Company granted 40,000 stock options.  The Company did not grant any stock options during the three and nine months ended September 30, 2013. The fair value of the stock options granted during the three and nine months ended September 30, 2014 was $0.0165.

The Company records stock-based compensation expense related to granting stock options in general and administrative expenses. The Company recognized compensation expense as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total gross compensation expense	$8,719	$-	$52,887	$-
Total tax benefit associated with compensation expense	(172)	-	(7,507)	-
Total net compensation expense	$8,547	$-	$45,380	$-

As of September 30, 2014, the Company expects to record compensation expense in the future as follows:

	Three	Year ending December 31,
	months
	ending
	December 31, 2014	2015	2016	2017	2018	2019
Total gross unrecognized compensation expense	$8,736	$34,944	$34,944	$34,944	$28,365	$81
Tax benefit associated with unrecognized compensation expense	(172)	(686)	(686)	(686)	(556)	-
Total net unrecognized compensation expense	$8,564	$34,258	$34,258	$34,258	$27,809	$81

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.            INCOME TAXES

During the three and nine months ended September 30, 2014, the Company recorded $530,513 and $1,052,687 respectively, of income tax expense which resulted in estimated annual effective tax rate of 34.22% and 34.25%.  The effective tax rate was primarily impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

During the three and nine months ended September 30, 2013, the Company recorded $315,929 and $608,254 respectively, of income tax expense which resulted in estimated annual effective tax rate of 32.3% and 33.9%. The effective tax rate was primarily impacted as a result of permanent tax differences on meals and entertainment.

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

Commencing August 1, 2014 and ending November 30, 2014, the Company purchased a fifth layer of property catastrophe reinsurance with third party reinsurers to cover its potential maximum loss during the 2014 hurricane season.  The layer will extend the Company's coverage to $140,000,000, excess of $4,000,000 of ultimate net loss arising out of each loss occurrence.  The Company's net retention on each loss occurrence remains at $400,000.

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

The effects of reinsurance on premiums written and earned were as follows, for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013

	Written	Earned	Written	Earned

Direct premiums	$21,057,409	$16,893,086	$16,398,118	$13,643,436
Ceded premiums	(18,648,417)	(16,046,107)	(14,641,816)	(12,390,289)
Net Premiums	$2,408,992	$846,979	$1,756,302	$1,253,147

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013

	Written	Earned	Written	Earned

Direct premiums	$54,973,994	$46,933,714	$43,370,380	$39,037,947
Ceded premiums	(48,567,557)	(43,539,301)	(38,659,828)	(35,494,253)
Net Premiums	$6,406,437	$3,394,413	$4,710,552	$3,543,694

Following is a summary of HAIC's reinsurance balances under the above described reinsurance treaties as of and for the three and nine months ended September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Ceded premiums payable	$8,812,245	$3,271,858
Ceded loss and loss adjustment expense reserve	$16,899,909	$15,090,175
Ceded unearned premium reserve	$34,836,484	$27,924,037

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Ceded loss adjustment expenses	$746,877	$1,125,971	$3,394,533	$3,560,184
Ceded earned premiums	$16,046,107	$12,390,289	$43,539,301	$35,494,253

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

16.            COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2019. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2014 (3 months)	$41,712
2015	166,848
2016	174,709
2017	91,284
2018	22,188
2019	12,519
$509,260

Lease expense under such leases for the three months ended September 30, 2014 and September 30, 2013 was $47,776 and $33,961, respectively.

Lease expense under such leases for the nine months ended September 30, 2014 and September 30, 2013 was $125,341 and $100,396, respectively.

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

As of September 30, 2014, HAIC's total statutory surplus was $12,118,313 (capital stock of $3,000,000 and surplus of $9,118,313).

As of September 30, 2014 and December 31, 2013, HAIC had restricted cash and investments totaling $3.3 million and $1.0 million, respectively, pledged to the Departments of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1 Organization and Summary of Significant Accounting Policies, Investments for additional disclosure.

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

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of September 30, 2014 and December 31, 2013, there were no material permitted statutory accounting practice utilized by HAIC.

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
We have applied for licenses to write business in thirty-two additional states.  To date, we have received certificates of authority from twenty-three including Alabama, Arkansas, Colorado, Delaware, Georgia, Indiana, Iowa, Kentucky, Louisiana, Michigan, Missouri, Montana, Nebraska, Nevada, North Carolina, North Dakota, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington and Wyoming to offer homeowners, dwelling fire and extended coverage, tenant and condominium owners policies.  Our current plan is to offer homeowners insurance products in two additional states within the next twelve months.
As mentioned previously, the Company sells insurance policies predominately in Texas.  As such, the health of the Texas economy and housing market has a direct impact on the Company's business activity.  The following selected statistics published monthly by the Real Estate Center at Texas A&M University are key indicators that management monitors when evaluating the Company's current financial condition and operating results:
·	Texas seasonally adjusted unemployment was 5.2% at September month end, as compared to the national U.S. of 5.9%.
·	Single family building permits were up 17.9% year over year as of September month end and single family home sales were up 7.3% year over year as of September month end.
·	Texas nonfarm employment rate increased 3.7% at September month end, as compared to an increase of the national U.S. rate of 2.0%.
These favorable employment and housing economic trends, along with our competitive pricing in our target markets have resulted in improved premium production during 2014. The resulting increase in earned premium, along with improved reinsurance terms for the 2014 - 2015 treaty year are all factors which aided in the positive results recorded by the Company for the quarter ended September 30, 2014.
The Company's private passenger automobile book of business, written in support of its homeowners program in Texas, was terminated with our last policy expiring in October, 2013.  The Texas private passenger automobile program was discontinued as we were unable to capture a sufficient portion of the market at pricing which we deemed adequate to cover our expenses and provide a margin for profits.
Our principal revenues are earned premiums (which are reported net of reinsurance costs), ceding commissions and policy fees.  We cede a substantial portion of our earned premium to reinsurers under a quota share program to mitigate high frequency risks as well as protect us from catastrophic events and under an excess of loss contract program to mitigate losses from catastrophic events.  Our principal expenses are claims from policyholders, policy acquisition and other underwriting expenses, and general and administrative expenses.  Our net income for the three and nine months ended September 30, 2014 was $996,590 and $1,957,671, respectively.
Net income available to common stockholders was $996,590 and $1,957,671, respectively, for the three and nine months ended September 30, 2014.  As of September 30, 2014 we had total assets of $96.3 million and stockholders' equity of $10.5 million.
At the end of 2013, our market share of the approximately $7.2 billion Texas homeowners insurance market was estimated to be 0.66% by SNL Financial, making us the 20th largest Texas homeowners company in terms of Texas premium.  As of September 30, 2014, our property insurance policy in force count of 71,010 represents annualized premiums of approximately $70.2 million as compared to the same time last year when our policy in force count was 59,300 and our in force premium was approximately $55.9 million as of September 30, 2013. Our policy growth year over year was 19.75%, while our in force premium grew 25.73%.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2014	2013	2014	2013

Premiums earned	$16,893,086	$13,643,436	$46,933,714	$39,037,947
Ceded premiums	(16,046,107)	(12,390,289)	(43,539,301)	(35,494,253)
Net premiums earned	846,979	1,253,147	3,394,413	3,543,694
Policy fees	1,578,900	1,286,995	4,188,500	3,497,765
Ceding commissions and reinsurance profit share	5,078,682	3,044,488	12,375,912	8,143,900
Investment income, net of investment expenses	10,647	9,339	19,888	31,684
Loss adjustment and other fee income	334,277	288,289	1,159,478	984,384

Total revenue	7,849,485	5,882,258	21,138,191	16,201,427

Expenses:

Losses and loss adjustment expenses	554,486	547,080	1,990,625	1,967,627
Policy acquisition and other underwriting expenses	4,521,009	3,300,522	11,939,855	9,370,086
General and administrative expenses	1,246,887	1,057,808	4,197,353	3,071,369

Total expenses	6,322,382	4,905,410	18,127,833	14,409,082

Income before income taxes	1,527,103	976,848	3,010,358	1,792,345

Provision (benefit) for income taxes:
Current	680,040	374,639	1,602,315	725,531
Deferred	(149,527)	(58,710)	(549,628)	(117,277)
Total income taxes	530,513	315,929	1,052,687	608,254

Net income	$996,590	$660,919	$1,957,671	$1,184,091

Cumulative preferred stock dividends	-	(255,215)	-	(974,179)

Net income available to common stockholders	$996,590	$405,704	$1,957,671	$209,912

Basic income per common share	$0.06	$0.06	$0.12	$0.06
Diluted income per common share	$0.06	$0.04	$0.11	$0.06
Cash dividend declared per common share	$0	$0	$0	$0

Losses and loss adjustment expenses to net earned premium	65.47%	43.66%	58.64%	55.52%
Expenses to direct earned premium	34.14%	31.94%	34.38%	31.87%
Acquisition & underwriting and other operating expenses to fee income	82.49%	94.34%	91.05%	98.54%
Combined loss & expense to total earned revenue	80.65%	83.53%	85.84%	89.11%

Net income for the three and nine months ended September 30, 2014 was $996,590 and $1,957,671, respectively, as compared to net income of $660,919 and $1,184,091 for the three and nine months ended September 30, 2013, respectively. Results for the three months ended September 30, 2014, improved over the same time frame last year primarily as a result of enhanced fee income from policy production and ceding commissions coming from our quota share reinsurance program. This was also the leading factor in our improved results for the nine months ended September 30, 2014.
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
Commencing August 1, 2014 and ending November 30, 2014, the Company increased its catastrophe coverage through fifth layer reinsurance with third party reinsurers.  This layer will extend the Company's coverage to $140,000,000, excess of $4,000,000 of ultimate net loss arising out of each loss occurrence.  The Company considered this increased coverage limit during the Atlantic hurricane season to be a prudent risk management decision, given the growth in both the number of policy holders as well as total insured values.  The Company's net retention on each loss occurrence remains at $400,000.
For the three and nine months ended September 30, 2014, the cost of the additional catastrophe coverage mentioned above was $407,500, which along with the Company's 24% increase in premiums earned, led to our nearly 30%  increase in ceded earned premiums for the period.

Three Months ended September 30, 2014 compared to the Three Months ended September 30, 2013

Our results of operations for the three months ended September 30, 2014 reflect income available to common stockholders of $996,590, or $0.06 earnings per diluted common share, compared to income available to common stockholders of $405,704, or $0.04 earnings per diluted common share, for the three months ended September 30, 2013.

Net income was $996,590 for the three months ended September 30, 2014, as compared to net income of $660,919 for the three months ended September 30, 2013.  Improved results for the three months ended September 30, 2014, was primarily the result of increased fee income, the result of an increase in the number of policies written and the increased ceding commission on ceded earned premium, the direct result of improved reinsurance terms for the current treaty year.
Revenue
Premium production for the three months ended September 30, 2014 was $21.1 million, an increase of $4.7 million or 28.41% over the same period in 2013.  The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.
Gross Premiums Earned for the three months ended September 30, 2014 and 2013 were $16.9 million and $13.6 million, respectively.  The $3.2 million increase or 23.82%, is primarily the result of increased property insurance premium, which increased $4.7 million or 28.40%.
Premiums Ceded for the three months ended September 30, 2014 and 2013 were approximately $16.0 million and $12.4 million, respectively. Premiums ceded were 94.99% and 90.82% of gross premiums earned during the three months ended September 30, 2014 and 2013, respectively, the result of our 90% quota share reinsurance program and our excess of loss reinsurance program.  We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium and extended excess of loss limits.
Net Premiums Earned for the three months ended September 30, 2014 and 2013 were $0.8 million and $1.3 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.
Ceding Commission, Reinsurance Profit Sharing and Other Fee Income for the three months ended September 30, 2014 was $7.0 million compared to $4.6 million for the three months ended September 30, 2013.  The primary factors for this improvement include increased earned premium, further supported by improved reinsurance terms for the 2014 - 2015 treaty year.
Net Premiums Written during the three months ended September 30, 2014 and 2013 totaled $2.4 million and $1.8 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the three months ended September 30, 2014 and 2013 (values in thousands):

	Three Months Ended
	September 30,
	2014	2013
Net premiums written	$2,409	$1,756
Change in unearned premium	(476)	(278)
Catastrophe & EXOL premium	(1,086)	(225)
Net premiums earned	$847	$1,253

Investment Income, Net of Investment Expenses increased approximately 14.01% in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, reflecting the Company's change in its investment policy, beginning June 1, 2014.  This change included the decision to invest a portion of its excess cash in high quality municipal bonds.
Expenses
Our Losses and Loss Adjustment Expenses remained relatively flat at $554,486 and $547,080, respectively, during the three months ended September 30, 2014 and 2013 due to similar patterns of spring convectional thunderstorm events occurring during the periods. Our liability for losses and loss adjustment expense ("Reserves") is more fully described below under "Critical Accounting Policies and Estimates".  These Reserves include both case reserves on reported claims and our reserves for IBNR losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.
Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2014 and 2013 of $4.5 million and $3.3 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2013 is primarily attributable to the increase in our premium production.
General and Administrative Expenses for the three months ended September 30, 2014 and 2013 were $1.2 million and $1.1 million, respectively. The $189,079 increase is primarily attributable to increases in compensation and compensation-related costs, a direct result of our increase in head count from 37 employees as of September 30, 2013 to 41 employees as of September 30, 2014, in support of our premium growth and other administrative costs, which include a variety of professional service fees and other general expenses.
Income Taxes for the three months ended September 30, 2014 and 2013 were $530,513 and $315,929, respectively, for state and federal taxes resulting in an effective tax rate of 34.22% for 2014 and 32.30% for 2013.  The effective tax rate for the three months ended September 30, 2014 was impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

Ratios:

The loss ratio applicable to the three months ended September 30, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 65.47% compared to 43.66% for the three months ended September 30, 2013. The primary factor contributing to our increased loss ratio is the increase in ceded earned premiums, discussed previously.
Our expenses  (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 34.14% for the three months ended September 30, 2014,  compared to 31.94% for the three months ended September 30, 2013. The increase in our expense ratio is primarily attributable to higher property inspections, the result of an increase in quoting the Company's product by its agency force, and other underwriting expenses, including an increase in agent's compensation, employee compensation and compensation-related costs.
 Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. The Company receives a ceding commission from reinsurers for the production of the business.  This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium.  For the three months ended September 30, 2014 our acquisition and underwriting and other operating expenses were 82.49%, of policy related fee income, as compared to 94.34% for the three months ending September 30, 2013.
Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the three months ended September 30, 2014 was 80.65% compared to 83.53% for the three months ended September 30, 2013.
These improved margins are a direct result of the enhanced ceding commission rates which were negotiated as part of our current treaties and higher policy fee income.

Nine Months ended September 30, 2014 compared to the Nine Months ended September 30, 2013
Our results of operations for the nine months ended September 30, 2014 reflect income available to common stockholders of $1,957,671, or $0.11 earnings per diluted common share, compared to income available to common stockholders of $209,912, or $0.06 earnings per diluted common share, for the nine months ended September 30, 2013.
Net income was $1,957,671 for the nine months ended September 30, 2014, as compared to net income of $1,184,091 for the nine months ended September 30, 2013.  Improved results for the nine months ended September 30, 2014, was primarily the result of increased fee income, the result of an increase in the number of policies written and the increased ceding commission on ceded earned premium, the direct result of improved reinsurance terms for the current treaty year.

Revenue
Premium production for the nine months ended September 30, 2014 was $55.0 million, an increase of $11.6 million or 26.76% over the same period in 2013.  The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.
Gross Premiums Earned for the nine months ended September 30, 2014 and 2013 were $46.9 million and $39.0 million, respectively.  The $7.9 million increase or 20.23%, is primarily the result of increased property insurance premium, which increased $11.7 million or 27.15%.  The increase in property insurance premium is partially offset by a reduction of $0.1 million in our discontinued private passenger auto insurance written premium year over year.  The Company made the strategic decision to exit the private passenger auto insurance business, with the last policy expiring in October 2013.
Premiums Ceded for the nine months ended September 30, 2014 and 2013 were approximately $43.5 million and $35.5 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and catastrophe excess of loss reinsurance treaties.  Premiums ceded were 92.77% and  90.92% of gross premiums earned during the nine months ended September 30, 2014 and 2013, respectively, primarily the result of our  90% quota share reinsurance program and our enhanced limits of our catastrophe excess of loss program, previously discussed.  We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.
Net Premiums Earned for the nine months ended September 30, 2014 and 2013 were $3.4 million and $3.5 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.
Ceding Commission, Reinsurance Profit Sharing and Other Fee Income for the nine months ended September 30, 2014 was $17.7 million compared to $12.7 million for the nine months ended September 30, 2013.  The primary factors for this improvement include increased earned premium, further supported by improved reinsurance terms for the 2014 - 2015 treaty year.
Net Premiums Written during the nine months ended September 30, 2014 and 2013 totaled $6.4 million and $4.7 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.
The following is a reconciliation of our total net premiums written to net premiums earned for the nine months ended September 30, 2014 and 2013 (values in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Net premiums written	$6,406	$4,711
Change in unearned premium	(1,128)	(340)
Catastrophe & EXOL premium	(1,884)	(827)
Net premiums earned	$3,394	$3,544

Investment Income, Net of Investment Expenses decreased approximately (37.23)% in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  This is primarily the result of lower effective yields on the Company's invested assets.

Expenses
Our Losses and Loss Adjustment Expenses remained relatively flat at $2.0 million during the nine months ended September 30, 2014 and 2013 due to similar patterns of spring convectional thunderstorm events occurring during the periods. Our liability for losses and loss adjustment expense ("Reserves") is more fully described below under "Critical Accounting Policies and Estimates".  These Reserves include both case reserves on reported claims and our reserves for IBNR losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.
Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2014 and 2013 of $11.9 million and $9.4 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2013 is primarily attributable to the increase in our overall production.
General and Administrative Expenses for the nine months ended September 30, 2014 and 2013 were $4.2 million and $3.1 million, respectively. The $1.1 million increase includes increases of $600,000 in employee related costs as our head count grew to support our growth in production, an increase of approximately $160,000 in professional expenses related to being a public company as well as increases in technology, and other administrative costs. As of September 30, 2014, we had 41 employees, compared to 37 employees as of September 30, 2013.
Income Taxes for the nine months ended September 30, 2014 and 2013 were $1,052,687 and $608,254, respectively, for state and federal taxes resulting in an effective tax rate of 34.25% for 2014 and 33.90% for 2013.  The effective tax rate for the nine months ended September 30, 2014 was impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 58.64% compared to 55.52% for the nine months ended September 30, 2013. The primary factor contributing to our increased loss ratio is the increase in ceded earned premium, discussed previously.
Our expenses  (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 34.38% for the nine months ended September 30, 2014,  compared to 31.87% for the nine months ended September 30, 2013. The increase in our expense ratio is primarily attributable to higher property inspections, the result of an increase in quoting the Company's product by its agency force, and other underwriting expenses, including an increase in agent's compensation, employee compensation and compensation-related costs.
Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. The Company receives a ceding commission from reinsurers for the production of the business.  This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium.  For the nine months ended September 30, 2014 our acquisition and underwriting and other operating expenses were 91.05%, of policy related fee income, as compared to 98.54% for the nine months ending September 30, 2013.
Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the nine months ended September 30, 2014 was 85.84% compared to 89.11% for the nine months ended September 30, 2013.

Seasonality of Our Business

Trends within our insurance business are seasonal, both as they relate to premium production and as they relate to incurred losses.  Premium production tends to increase during the late spring and summer due to increased home purchases, while our claims activity increase with the occurrence of convectional thunderstorms producing strong winds, tornadoes and hail typically during the period from March 1 through June 30 each year. With the commencement of our reinsurance treaty year on April 1, any variation in reinsurance costs, whether due to changes in rates or in total values insured will be reflected in our financial results beginning April 1 each year.

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

Cash Flows

Our cash flows from operating and investing activities for the nine months ended September 30, 2014 and 2013 are summarized below.

Summary of Cash Flows

	Nine Months Ended
	September 30,
	2014	2013

Net cash provided by (used in) operating activities	$5,518,235	$(1,027,075)
Net cash used in investing activities	$(4,685,422)	$(880,499)
Net cash provided by (used in) financing activities	$7,850	$(5,400)

We restated the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013. These restatements resulted in money market mutual fund accounts held at financial institutions, which were previously classified as short-term investments to be now classified as cash and cash equivalents. In addition, checks issued in excess of cash book balances, not yet presented for payment, which were previously classified as cash and cash equivalents are now classified as general and other accrued expenses payable. This correction resulted in a $6.3 million decrease in short-term investments included in cash flows used in investing activities and a corresponding increase in cash and cash equivalents, along with a $1.8 million increase in general and other accrued expenses payable in net cash provided by operating activities and a corresponding increase in cash flows used in investing activities. See Note 1 Organization and Summary of Significant Accounting Policies for additional disclosure.

Cash Flows for the nine months ended September 30, 2014

Net cash provided by operating activities for the nine months ended September 30, 2014 was approximately $5.5 million.  Significant factors in this movement consisted primarily of cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses.  Net cash used by investing activities of $4.7 million was primarily due to purchases of fixed-maturities, available-for-sale of $4.0 million, purchases of short-term investments of $3.3 million, purchases of long-term investments of $1.5 million, and purchases of furniture, equipment, and software of $0.2 million, offset by redemptions of short-term and long-term investments of $2.0 million and $2.0 million, respectively and $0.3 million from an early call of a fixed-maturity, available for sale.

Cash Flows for the nine months ended September 30, 2013

Net cash used by operating activities for the nine months ended September 30, 2013 was approximately $1.0 million.  Significant factors in this movement consisted primarily of cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses.  Net cash used in investing activities of $0.9 million was primarily due to purchases of short-term and long-term investments of $1.4 million and $2.7 million, respectively, offset by redemptions of short-term and long-term investments of $1.8 million and $1.4 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) the Company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded these disclosure controls and procedures are effective as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the quarter ended September 30, 2014 which have materially affected or would likely materially affect our internal control over financial reporting.

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
None.

ITEM 6 – EXHIBITS

10.1*
Top Layer Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants American Standard Insurance Company of Wisconsin, Everest Reinsurance Company, Hamilton Re, Ltd., Hannover Re Ltd., Shelter Reinsurance Company, XL Re Ltd., Fubon Insurance Co., Ltd., Sirius International Insurance Corporation for and on behalf of P.R.A.M., Taiping Reinsurance Co. Ltd., and Lloyd's Underwriters, effective August 1, 2014.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEOWNERS OF AMERICA HOLDING CORPORATION

November 14, 2014	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

November 14, 2014	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer