Form 10-K
period 2014-12-31
Homeowners of America Holding Corp
filed 2015-03-27
CIK 1346922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 333-189686

HOMEOWNERS OF AMERICA HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	57-1219329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 Corporate Drive, Suite 325, Irving, TX 75038

(Address of principal executive offices) (Zip Code)

(972) 607-4241

(Registrant's telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2014, the last business day of the registrant's most recently completed second quarter, was $0.00. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of registrant's outstanding common stock as of June 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2015, 16,397,125 shares of common stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference: None

i

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, and results of operations, strategies or prospects. All statements other than statements of historical fact included in this Form 10-K, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words "believe," "expect," "intend," "anticipates," or "propose," and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Form 10-K are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in this Form 10-K under Item 1A, Risk Factors.

PART I

Item 1. Business

INTRODUCTION

General

Homeowners of America Holding Corporation (or "HAHC") is a property and casualty insurance holding company incorporated in Delaware in 2005. References to "we", "our", "us", "the Company", or "HAHC" in this Form 10-K refer to Homeowners of America Holding Corporation and its subsidiaries, unless otherwise indicated.

In May of 2006, we began selling property and casualty insurance products in Texas and beginning April, 2014, we began offering property and casualty insurance products in Arizona through our subsidiary, Homeowners of America Insurance Company (or "HAIC"). Our products are sold to the public through independent insurance agents. At present we offer homeowners, dwelling fire and extended coverage, tenant and condominium owner's policies.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and will continue to be an emerging growth company until: (i) the last day of our fiscal year following the fifth anniversary of our Registration Statement on Form S-1 filed August 8, 2013, (ii) the date on which we become a large accelerated filer, or (iii) the date on which we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years. As an emerging growth company, we are entitled to rely on certain scaled disclosure requirements and other exemptions, including an exemption from the requirement to provide an auditor attestation to management's assessment of its internal controls as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. We may at any time voluntarily elect to cease to avail ourselves of the scaled disclosure and other exemptions available to us as an emerging growth company, and have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. See the risk factor entitled "We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies." As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

The JOBS Act is intended to reduce the regulatory burden on emerging growth companies. As long as we qualify as an emerging growth company, we will also, among other things:

•	be exempt from the "say on pay" provisions (requiring a non-binding vote to approve compensation of certain executive officers) and the "say on golden parachute" provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;
•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended and instead provide a reduced level of disclosure concerning executive compensation; and
•	be exempt from any rules that may be adopted by the Public Company Oversight Board, or PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report on the consolidated financial statements.

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

As of December 31, 2014 we had 74,698 residential policyholders, total assets of $88,082,589 and stockholders' equity of $10,680,528.

In 2010, we formed a managing general agency, Homeowners of America MGA, Inc. (or "HAMGA"). HAMGA provides underwriting, policy administration and claims services to our insurance company.

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

Our Market and Opportunity

HAIC's market share for Texas homeowners business was estimated by SNL Financial at .76% at the end of December 31, 2014, of an estimated $7.8 billion market, expressed in terms of premiums. SNL ranked HAIC as the 18th largest Texas homeowners company in terms of Texas premiums.

The Texas residential property market is dominated by large, national insurance companies that market through captive agents. However, the Texas market is large enough, at $7.8 billion, to accommodate a smaller company providing local knowledge and service, able to focus its attention on the more profitable segments of the Texas market and the needs of Texas independent agents.

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

Although automated underwriting tools are used extensively to qualify and price policies, some polices cannot be automatically underwritten, as they are outside the acceptable "underwriting box". To support our agents and our policyholders, we have local, experienced, and responsive underwriting and customer service personnel. Our timely responsiveness to our agents and the underwriting support we give them is an important component of our business philosophy. We consider our relationships with our agents to be excellent as a result.

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

Most of our competitors, again all the large, well-known brands, have a satisfactory financial stability rating from A.M. Best of B+ or higher, whereas we are not rated by A.M. Best and must rely on our Demotech, Inc. rating to compete. This puts us in an inferior competitive position as A.M. Best is better known and more highly regarded among independent agents, lenders, and consumers. A Demotech, Inc. rated company is generally acceptable to lenders throughout the United States, but Demotech tends to be unknown to independent agents in many parts of the United States, especially those who market insurance products away from the Gulf and Atlantic coasts.

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

We are not rated by A.M. Best, although we are rated A, Exceptional by Demotech, Inc. We have never been reviewed by A.M. Best and do not intend to seek a rating from A.M. Best until we believe we can secure a minimum rating of B+, that being the minimum accepted by most lenders as well as independent agents. Our analysis, applying known A.M. Best rating criteria, shows that we will need additional capital before we can qualify for an acceptable A.M. Best rating. Unlike Demotech, A.M. Best tends to penalize companies that are highly leveraged, i.e. that utilize reinsurance to support premium writings. HAIC has a gross premium to capital ratio of nearly 6-to-1, although our net premium to capital ratio is less than 1-to-1. We would need to reduce our gross ratio to approximately 2-to-1, either by increasing capital (the denominator) or decreasing premium writings (the numerator). Capital is expected to grow over time, but in order to achieve our premium revenue objective and size efficiency, we must continue to rely on reinsurers to ameliorate risks and provide financial support. In summary, we do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. Our Demotech rating has proved satisfactory to date in attracting an acceptable amount of business from independent agents and satisfies lenders as to our financial stability.

A rating by A.M. Best is more widely accepted than a Demotech rating. A.M. Best has been the rating standard relied upon to rate insurance companies in the United States for many years. The Demotech rating alone may not be sufficient to allow us to expand into parts of the United States where it is not as well known or as widely used. However, it has been sufficient in Texas and we expect it to be sufficient in expansion states that the company has under study. Demotech has eight Financial Stability Ratings: A" (Unsurpassed), A' (also Unsurpassed), A (Exceptional), S (Substantial), M (Moderate), L (Licensed), NR (Not Rated), and I (Ineligible). This rating is subject to review by Demotech at least annually. Demotech is provided financial information as well as requested information to assist them in their evaluation. The absence of a sufficient minimum rating of less than A from Demotech, in the absence of a rating of B+ or better from A.M. Best, would have a significant negative affect on HAIC's sales, business retention, and ability to appoint or retain agents.

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

We will continue to take advantage of technological changes. As an example, with the help of our technology provider, Silvervine, Inc. (formerly known as IDMI, Inc.), we are developing a "direct business" portal, which would allow us to quote prices to potential customers shopping the internet. In Texas our intent is to use this means to drive new business to our agents. If and when we expand beyond Texas, we may also use this portal to do business directly with policyholders.

Our long-term growth strategy includes continued growth of our Texas residential property business and expansion of our residential property business into other states, but within the constraints imposed by our pricing philosophy, our competitors, and our capital resources. We have applied for licenses to write business in thirty-two additional states.  To date, we have received certificates of authority from twenty-five including, Alabama, Arkansas, Colorado, Delaware, Georgia, Indiana, Illinois, Iowa, Kentucky, Louisiana, Michigan, Missouri, Montana, Nebraska, Nevada, North Carolina, North Dakota, Oregon, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington and Wyoming to offer homeowners, dwelling fire and extended coverage, tenant and condominium policies.

We began selling homeowners coverage in Arizona in 2014 and plan to begin selling homeowners products in South Carolina and Virginia during 2015.  We are researching additional states for future expansion, which aren't planned for entry until 2016 or later.  Dwelling fire and extended coverage, tenant and condominium owner's policies will be added to these expansion states, including Arizona, in the latter half of 2015.

Underwriting

General

We limit the business we write within geographical areas in order to avoid undue concentration of risk and to reduce the uncertainty inherent in weather-related risks. For example, many coastal zip codes are closed to new business either to avoid undue concentration of homes to catastrophic loss, or because the proximity to the coastline.

Automated underwriting tools are used to select and price business. The automated tools include insurance scores derived from the applicant's financial history; the applicant's prior loss history; exposure of the property to tidal surge; and underwriting questionnaires. Third-party property inspections and other, non-automated underwriting tools are also used to verify underwriting information and to select business.

An experienced, local underwriting staff of sufficient size, supervision and quality is maintained in order to properly select risks and to provide a rapid and knowledgeable response to agents and policyholders.

All underwriting functions are performed by our employees. As of December 31, 2014, our underwriting department had 9 staff members.

Use of Computer Models to Assess Catastrophic Loss Risk

Property and casualty insurance companies writing business in areas subject to catastrophic losses routinely use highly sophisticated computer simulation models to assess the probabilities of catastrophic losses. These models are generally licensed by providers who specialize in the development and maintenance of these models. The two most prominent providers of models affecting property insurers in the United States are AIR Worldwide ("AIR") and Risk Management Solutions, Inc. ("RMS"). HAIC relies on the AIR hurricane model results, applied quarterly to HAIC's active policies, to help determine how much catastrophe reinsurance to purchase, how to properly price business that is subject to significant hurricane losses, and how to most economically and prudently allocate business geographically. HAIC does not license any models, but relies on its reinsurance broker to provide this service, which is customary for smaller companies who cannot economically license and operate these models.

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

Policies are maintained by the Policy Transaction System, or PTS, licensed by a third party, Silvervine, Inc., or Silvervine (formerly known as IDMI, Inc.). Most policyholder transactions are automated, including policyholder billing, policy issuance, cancellation, expiration and renewal notices, and late payment notices. Endorsements or policy changes are made by agents or underwriting personnel utilizing PTS. Our employees perform all customary company policy administration functions, with the exception of the mailing of policy documents to new and renewal policyholders. The printing and mailing of these documents is conducted by a third party, Primoris Services LLC of Warner-Robbins, GA.

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

PTS is licensed by HAIC, but is owned by an outside vendor Silvervine, Inc. or Silvervine (formerly known as IDMI, Inc.). Silvervine specializes in providing software to insurance companies throughout the United States. HAIC pays Silvervine a monthly fee to maintain PTS and pays fees to Silvervine for custom system modifications, based on estimated man hours.

Silvervine hosts PTS on its servers located in Warner Robbins, GA, with a mirror processor hosting both system and policy records in Atlanta, GA. Through this "mirror processing environment" the Company has established a data security protocol which provides instant "off-site" back-up of both its operating software and data. In addition, the Company has offsite storage of the Silvervine operating software with Iron Mountain Intellectual Property Management, Inc. and offsite cloud storage of its data.

Reserves for Loss and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid costs of losses, including loss adjustment expenses ("LAE"). Unless otherwise specified below, the term "loss reserves" shall encompass reserves for both losses and LAE. Unpaid losses and LAE are based on claim adjusters' estimates of the cost of settlement, plus an estimate for losses incurred but not yet reported ("IBNR") based upon historical experience, industry loss experience, and management's estimates. Loss reserves reflect our best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been incurred, but not yet reported (IBNR). Loss reserves established by us are not an exact calculation of our liability, but rather loss reserves represent management's best estimate of our company's liability based on application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known at the balance sheet date. The process of setting reserves is complex and necessarily imprecise. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. To arrive at its best estimate for losses we use damage estimating software developed and owned by acknowledged industry leader, Insurance Service Office. Reserve factors for IBNR are reviewed at least quarterly by an independent actuarial consultant. In addition, our appointed independent actuary attests to the adequacy of our unpaid claim reserve, including IBNR at calendar year end.

Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for 2014, 2013, and 2012:

	2014	2013	2012
Reserve for losses and LAE, beginning of year	$15,884,062	$11,641,296	$9,308,974
Reinsurance recoverables on losses and LAE	(15,090,175)	(10,618,032)	(8,469,000)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	793,887	1,023,264	839,974

Add provision for claims and LAE occurring in:
Current year	2,882,295	2,015,107	3,904,000
Prior years	48,000	244,000	160,000

Net incurred losses and LAE during the current year	2,930,295	2,259,107	4,064,000

Deduct payments for claims and LAE occurring in:
Current year	2,111,930	1,927,482	3,057,000
Prior years	598,146	561,002	823,710

Net claim and LAE payments during the current year	2,710,076	2,488,484	3,880,710

Reserve for losses and LAE, net of reinsurance recoverables, at end of year	1,014,106	793,887	1,023,264

Reinsurance recoverables on losses and LAE	13,995,400	15,090,175	10,618,032

Losses and loss adjustment expenses at December 31	$15,009,506	$15,884,062	$11,641,296

Loss Reserve Development

Our losses and LAE represent estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE for the years 2006 (inception) through 2014 (dollars in thousands):

	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reserves for Claims & Loss Adjustment Expenses	241	686	2,517	2,723	6,000	7,339	9,362	4,258	8,511

Cumulative paid claims and claim expenses

One year later	132	364	2,390	3,391	4,528	7,784	10,704	3,883
Two years later	132	453	2,791	3,502	4,946	8,425	30,200
Three years later	132	522	3,135	3,564	4,935	8,770
Four years later	132	523	3,643	3,580	4,936
Five years later	132	523	3,748	3,580
Six years later	132	523	3,748
Seven years later	132	523
Eight years later	132

Reserves re-estimated
One year later	-	-	580	652	972	1,519	11,135	1,420
Two years later	-	10	272	135	345	460	4,981
Three years later	-	-	863	15	19	98
Four years later	-	-	398	-	-
Five years later	-	-	-	-
Six years later	-	-	-
Seven years later	-	-
Eight years later	-

Deficiency (redundancy)	(109)	(173)	833	842	(1,083)	1,333	15,857	(1,795)

Reinsurance

Our insurance company uses a number of reinsurers to minimize or avoid the risk of adverse loss results, particularly weather-related losses. By utilizing reinsurance an insurance company can "cede" a portion of its potential claims and claims expense to another insurance company specializing in "assuming" insurance risks from "primary" companies. "Quota share" and "excess of loss" reinsurance programs are used, more fully described below. When selecting reinsurance coverage, HAIC considers the financial strength and stability of the providers, their history of responding to claims, and their overall reputation. HAIC requires that all reinsurers have an A.M. Best rating of A- (Excellent), or better, or an S&P rating of AA- or better. HAIC continually monitors the financial condition of its reinsurers through the aid of AON Benfield, its reinsurance broker.

The following table shows the A.M. Best and S&P ratings of each of our reinsurers at December 31, 2014.

Reinsurer	A.M. Best Rating	S&P or S&P Lloyds Rating
American Standard Insurance Company of Wisconsin	A	NR
Caitlin Re Switzerland Limited	A	A
Everest Reinsurance Company	A+	A+
Hannover Re (Bermuda) Ltd.	A+	AA-
Hannover Rueck SE	A+	AA-
Houston Casualty Company (UK Branch)	A+	AA
Lloyds Syndicate No. 0510 RJ Kiln & Company	A	A+
Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML)	A	A+
Lloyds Syndicate No. 2014 Acappella (ACA)	A	A+
Mapfre Re, Compania de Reaseguros, S.A.	A	A
Montpelier Reinsurance Ltd.	A	A-
Odyssey Reinsurance Company	A	A-
Q-Re LLC	A	A
R+V Versicherung AG	NR	AA-
SCOR Reinsurance Company	A	A+
Shelter Mutual Insurance Company	A	NR
Sirius International Insurance Group	A	A-
Swiss Reinsurance America Corporation	A+	AA-
Taiping Reinsurance Co. Ltd.	A	A
Tokio Millennium Re AG	A++	AA-

Best's Financial Strength Ratings (FSR) represents the rating agency's assessment of an insurer's ability to meet its obligations to policy holders. The rating process involves quantitative and qualitative reviews of company's balance sheet, operating performance and business profile, including comparisons to peers and industry standards and assessment of insurers operating plans, philosophy and management.

The ratings scale includes six "Secure" ratings:

A++, A+ (Superior)
A, A- (Excellent)
B++, B+ (Good)

The scale also includes ten ratings for companies deemed "Vulnerable"

B, B- (Fair)
C++, C+ (Marginal)
C, C- (Weak)
D (Poor)
E (under regulatory supervision)
F (in liquidation)
S (rating suspended)

Standard & Poor's (S&P) credit ratings are forward looking opinions about credit risk. The rating represents the rating agency opinion about the ability and willingness of an insurer to meet its financial obligations in full and on time.

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

Quota Share Reinsurance. HAIC uses "quota share" reinsurance to share the risk of loss on its residential property with unaffiliated companies. Quota share or "proportional" reinsurance programs provide that the reinsurer share a proportional percentage of the insurance company's claims and claim expenses. For its residential property program, 80% of HAIC's quota share reinsurance program has an "occurrence cap" limiting a gross reinsured loss (claims and claims expenses before reinsurance recoveries) to the lesser of $110 million or 175% of the premiums earned during the contract year, while 10% of its quota share program has an occurrence cap of $4 million. This limits the amount that can be recovered for a single catastrophe or occurrence. The reinsurer receives a proportional percentage of the insurance company's collected premiums, less a "ceding commission" to cover the insurance company's expenses. The ceding commission on 80% of HAIC's quota share program is subject to adjustment, with a stipulated minimum, depending on the insurance company's claims level in relation to its earned premiums (loss ratio).

HAIC also uses quota share reinsurance as a means to write more business than its capital resources might otherwise allow. The State of Texas limits the amount of "net written premiums" written by a property and casualty insurance company to 300% of its capital and surplus. Net written premiums are determined by deducting premiums paid to reinsurers from premiums received from policyholders. Thus, an insurance company with limited capital can expand its business activity beyond what otherwise might be achieved by reinsuring a portion of its business. As of December 31, 2014, HAIC reinsured 90% of its risk under property coverage and approximately 64% of its risk under casualty coverage through quota share reinsurance programs.

For residential property, the following table shows the proportion or share of premiums and losses assumed by each reinsurer.

Reinsurer	Reinsurer's Share
Catlin Insurance Company Ltd.	10.00%
Everest Reinsurance Company	20.05%
Montpelier Reinsurance Ltd.	5.00%
Odyssey Reinsurance Company	5.00%
Q-RE LLC*	12.95%
R+V Versicherung AG*	13.00%
SCOR Reinsurance Company	10.00%
Swiss Reinsurance American Corporation	10.00%
Taiping Reinsurance Co. Ltd.	4.00%

*these reinsurers do not assume the personal liability risks associated with residential property policies.

HAIC's residential property quota share contracts are reviewed annually, on April 1, and are subject to termination as to new business or renegotiation as to terms.

Excess of Loss Reinsurance. HAIC also uses "excess of loss" reinsurance for its residential property line of business. This type of reinsurance covers losses, consisting of claims and claim expenses, above a certain retained amount per occurrence, subject to a maximum limit.

Currently, HAIC has two excess programs that limit residential property losses. One of the programs protects the insurance company against large numbers of individual losses originating from single loss events – weather or other catastrophes. The second program provides coverage for individual risks, generally limited to losses from fire or other non-weather perils.

Under the largest of the per event programs, HAIC purchases reinsurance covering an occurrence or catastrophe with a gross loss (claims and claims expenses before reinsurance recoveries) in excess of $4 million with a maximum gross loss of $110 million. This reinsurance applies to 20% of HAIC's property business, but does not apply to the losses assumed by the quota share reinsurers with per event limits of the lesser of $110 million or 175% earned premium. Thus, under this program, HAIC limits its maximum net loss under this program to $400,000 (10% of $4 million) per occurrence, unless the gross loss exceeds $110 million, in which occurrence HAIC may be subject to all losses above the $110 million limit. This excess loss coverage is purchased in layers, as shown in the table below.

The reinsurers who participate in this program as of December 31, 2014 and their percentages of participation as it relates to HAIC's 20% of gross retained losses are as follows:

Layer/Reinsurer	Participation
$6,000,000 excess of $4,000,000
R+V Versicherung AG	100.0%

$10,000,000 excess of $10,000,000
Everest Reinsurance Company	15.0%
Shelter Mutual Insurance Co.	12.5%
Sirius International Insurance	25.0%
Lloyds Syndicate No. 0510 R.J. Kiln & Company Ltd.	25.0%
Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML)	10.0%
Lloyds Syndicate No. 2014 Acappella (ACA)	12.5%

$20,000,000 excess of $20,000,000
American Standard Insurance Company of Wisconsin	10.0%
Everest Reinsurance Company	15.0%
Shelter Mutual Insurance Co.	5.0%
Hannover Re (Bermuda) Ltd.	10.0%
Mapfre Re, Compania de Reaseguros, S.A.	10.0%
Sirius International Insurance	20.0%
Lloyds Syndicate No. 0510 R.J. Kiln & Company Ltd.	20.0%
Lloyds Syndicate No. 2014 Acappella (ACA)	10.0%

$70,000,000 excess of $40,000,000
American Standard Insurance Company of Wisconsin	12.5%
Everest Reinsurance Company	15.0%
Shelter Mutual Insurance Co.	5.0%
Hannover Re (Bermuda) Ltd.	10.0%
Mapfre Re, Compania de Reaseguros, S.A.	10.0%
Sirius International Insurance	23.75%
Houston Casualty Company, UK Branch	11.88%
Lloyds Syndicate No. 2014 Acappella (ACA)	11.88%

$30,000,000 excess of $110,000,000 (1)
American Standard Insurance Company of Wisconsin	10.00%
Everest Reinsurance Company	47.50%
Shelter Mutual Insurance Co.	2.50%
Hannover Re (Bermuda) Ltd.	5.00%
Hamilton Re, Ltd	7.50%
Sirius International Insurance	4.50%
XL Re Ltd	10.00%
Fubon Insurance Company Ltd	6.00%
Taiping	5.00%
Lloyds Syndicate 1729	2.00%
(1)Commencing August 1, 2014 and ending November 30, 2014, the Company purchased a fifth layer of property catastrophe reinsurance with third party reinsurers to cover its potential maximum loss during the 2014 hurricane season. The layer extended the Company's coverage to $140 million, excess of $4 million of ultimate net loss arising out of each occurrence. When this coverage was in force, the Company's net retention on each loss occurrence remained at $400,000.

This larger excess of loss program is purchased annually with an April 1st anniversary.

The amount of excess of loss reinsurance purchased is largely determined by subjecting HAIC's book of business to a computer model which runs numerous simulations of various severities of catastrophic events and arrives at levels of Probable Maximum Loss, or PML, based on levels of probability. The model used by HAIC to estimate PML's to assist in its decision to purchase catastrophe excess of loss reinsurance is the AIR Worldwide Hurricane Historical model. The background of models is described more fully in the Underwriting section on page 5.

HAIC's business is modeled quarterly, and the amount of reinsurance purchased is selected so that a sufficient amount of reinsurance is in place to, at minimum, cover a PML that equates to a hurricane that might be expected to occur in any given year approximately 1% of the time or less. While the initial decision on the level of reinsurance to purchase is made annually, for inception at each April 1st,, the Company's quarterly review of loss models can lead to additional purchases throughout the year. The amount purchased is meant to exceed the amount calculated so that it will allow for business growth in hurricane-exposed areas, and the cost of handling claims. HAIC also estimates and includes an amount that is likely to be assessed by the Texas Windstorm Insurance Association, or TWIA, for a similar storm. The latter is included because a storm effecting HAIC would likely affect TWIA, both having business in many of the same geographical areas. TWIA is more fully described below.

HAIC also purchases residential property excess of loss coverage on a "per risk" basis, reinsuring large losses that may occur on individual residential properties. The perils covered are other than weather-related losses. The coverage which HAIC has in place covers losses in excess of $500,000 for each risk, with an occurrence limit of $3,337,500 and an annual limit of $12,237,500. The reinsurers participating in this program are shown below and are rated A- or better.

Reinsurer	Participation
Hannover Rueckversicherung-Aktiengesellschaft	20.0%
Everest Reinsurance Company	80.0%

The per risk excess of loss program is purchased annually with an April 1st anniversary.

As HAIC relies heavily on quota share and catastrophe reinsurance to support its growth and continued operations and to protect it from adverse risk, the unavailability, limited availability, or increased cost of reinsurance could have a material adverse effect on our business, results of operations and financial condition.

The Texas Windstorm Insurance Association or TWIA

 HAIC, as a company writing residential property insurance in Texas is a member of and is subject to assessments by TWIA. TWIA is a so-called "residual market", providing coverage for windstorm, hurricane, hail, and other weather-related perils in the Texas counties that face the Gulf of Mexico. The principal purpose of TWIA is to provide insurance protection from tropical cyclones to residential and commercial property owners along the Gulf of Mexico who would otherwise find it difficult or impossible to secure coverage from private companies.

Assessments are determined based on a formula largely determined by the market share of the member company in the property lines covered by TWIA. Potential assessments may be offset by windstorm business voluntarily written in the affected areas by the member company. HAIC has written insurance within the first tier including wind coverage, however not in amounts material enough to offset exposure to assessments. HAIC's assessment percentage for the loss year 2014 was 0.75% of assessable losses.

Losses incurred by TWIA are funded in a number of ways, of which assessments are a part. The first $400M of losses are expected to be funded by premiums charged Coastal consumers and accumulated in a Premium and Catastrophe Reserve Fund. The next $500M in losses is to be funded by a Bond Anticipation Note/Class 1 Public Securities, repaid by future premiums collected by TWIA from Coastal residents.

The next $1B in losses is to be funded by Class 2 Post-Event Bonds. Policyholders in the catastrophe area are to repay 70% of the amount funded through surcharges on future premiums. Member companies are to repay 30% of the amount funded through member assessments. Of the next $1.45B, $400M in losses is to be funded by catastrophe bonds to be sold to the public and $1.05B of losses are covered out of traditional reinsurance. The next $500 million in losses are to be paid by Class 3 Post Event bonds, which are 100% funded through member assessments.  Thus, TWIA member companies are subject to a potential assessment of their portion of $800M (30% of $1B + 100% of $500M).

HAIC's property reinsurance programs all include these potential assessments in the definition of a covered loss.

The funding mechanisms available to TWIA do not address losses in excess of the $3.85B outlined above, whether caused by a single event or multiple events. The funding of TWIA is governed by Texas law. It is unknown if the State of Texas would, through legislation or otherwise, provide additional funding or what funding methods would be used.

Recent Developments

A number of our directors are among the beneficial owners of Inter-Atlantic Management, Inc. or "Inter-Atlantic". Per the terms of the Advisory Agreement dated August 1, 2013, Inter-Atlantic will be issued annually on February 1st , a grant of the Company's common stock which in aggregate will have a fair market value of $150,000 at the time of grant. On February 2, 2015, the Company issued 227,273 shares of common stock at $0.66 a share, to Inter-Atlantic.

On February 16, 2015, the Company completed placement of its new 2015 catastrophe reinsurance program with a panel of  third party reinsurers, effective April 1, 2015. Coverage was extended to $150 million in excess of $5 million in the new treaty year.

On February 16, 2015, the Company completed placement of its new 2015 quota share reinsurance program with a panel of third party reinsurers, effective April 1, 2015. The quota share ratio remains the same (90%) as the current program. Certain participants on the program will change from the 2014 program.

Corporate Information

Our principal executive offices are located at 1333 Corporate Drive, Suite 325, Irving, TX 75038 and our telephone number is (972) 607-4241. Our website address is www.hoaic.com. Information contained on our website or that can be accessed through our website does not constitute a part of this Form 10-K and is not incorporated herein by reference.

Employees

As of December 31, 2014 we had 43 employees, all but one of whom are full time employees, including six executive officers. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

Available Information

We are subject to the information requirements of the Exchange Act and file annual, quarterly and current reports, and other information with the SEC. You may read and copy these reports on our website, www.hoaic.com under the Investor Relations section and at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. You may also access this information at the SEC's website (www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, we make available, without charge, through our website (www.hoaic.com), electronic copies of our SEC filings, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish information to, the SEC.

ITEM 1A. Risk Factors

Our business is subject to a number of risks, including those described below, which could have a material effect on our results of operations, financial condition or liquidity and, additionally, could cause our operating results to vary significantly from period to period.

Risks Related to Our Business

Because our insurance subsidiary currently conducts a significant portion of its business in only one state, any single catastrophic event or other condition affecting losses in that particular state could adversely affect our insurance subsidiary's business, financial condition, and results of operations.

Our insurance subsidiary conducts a significant portion of its business in only one state, the State of Texas. While our insurance subsidiary actively manages its exposure to catastrophic events through its underwriting process and the purchase of reinsurance, a single catastrophic event, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting the State of Texas could have a disproportionately adverse impact on our insurance subsidiary's business, financial condition, and results of operations. In addition, the fact that our insurance subsidiary's business is concentrated in the State of Texas subjects it to increased exposure to certain catastrophic events and destructive weather patterns such as severe thunderstorms, hurricanes, tropical storms, and floods. Changes in the prevailing regulatory, legal, economic, political, demographic, competitive, and other conditions in the State of Texas could also make it less attractive for our insurance subsidiary to do business in the State of Texas and would have a more pronounced effect on our insurance subsidiary than it would on other insurance companies that are more geographically diversified. Because our insurance subsidiary's business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in the State of Texas could have an adverse effect on its business, financial condition, and results of operations.

Our results may fluctuate based on many factors including cyclical changes in the insurance industry.

The insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is often over time offset by an increasing supply of insurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly. These may also be factors in the market's pricing of our common stock.

We rely heavily on quota share and catastrophe reinsurance to support our growth and continued operations and to protect us from adverse risk. The unavailability, limited availability, or increased cost of reinsurance could have a material adverse effect on our business, results of operations and financial condition.

We cannot predict whether insurance market conditions will improve, remain constant or deteriorate. Negative insurance market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates or obtain sufficient reinsurance at appropriate rates, our ability to obtain business would be materially and adversely affected.

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

In addition, industry developments could further increase competition in our industry. These developments could include:

•	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;
•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage;
•	changing practices caused by the Internet, which has led to greater competition in the insurance business;
•	changes in Texas' regulatory climate; and
•	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiary.

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

We record reserves for specific claims incurred and reported and reserves for claims incurred but not reported. The estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider our estimate of the ultimate cost to settle the claim, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred. Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. While management believes that amounts included in the consolidated financial statements are adequate and our independent actuary opined to this amount, there can be no assurance that future changes in loss development, favorable or unfavorable, will not occur. The estimates are periodically reviewed and any changes are reflected in current operations.

Our objective is to set reserves that are adequate and represent management's best estimate; that is, the amounts originally recorded as reserves should at least equal the ultimate cost to investigate and settle claims. However, the process of establishing adequate reserves is inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. We regularly monitor and evaluate loss and loss adjustment expense reserve development to verify reserve adequacy. Any adjustment to reserves is reflected in underwriting results for the accounting period in which the adjustment is made.

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

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company's capital and surplus, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our company's capital and surplus, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of capital and surplus, premium and loss reserves invested. As we continue to grow and to deploy our capital, the proportion of income invested will decrease, and investment income will make up a smaller percentage of our net revenue. As of December 31, 2014, approximately 24% of our available cash and invested assets were invested in fixed-maturity securities with the balance invested in money market mutual funds or in bank deposits (i.e., certificates of deposit) that mature in no more than eighteen months. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners, and tenants for losses that result from, among other things, catastrophes. We are therefore subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The Company does not insure damages caused by earthquakes and floods. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event, the type of catastrophe and the severity of the event. Our policyholders are currently concentrated in Texas, which is especially subject to adverse weather conditions such as severe thunderstorms, hurricanes and tropical storms. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. See the risk factor below entitled "Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance may increase and we may not be able to successfully alleviate risk through reinsurance arrangements" for a discussion of our reinsurance coverage.

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

Reinsurance is the practice of transferring part of an insurance company's liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. Our reinsurance structure is comprised of numerous reinsurance companies with varying levels of participation providing coverage for loss and loss adjustment expense, or LAE, at pre-established minimum and maximum amounts. In accordance with our minimum requirements, our amount of reinsurance coverage is determined by subjecting our homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the amount of our probable maximum loss from a storm of severity that occurs once in every 100 years or greater. Our amount of losses retained (our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of our insurance subsidiary. For the 2013-2014 treaty period, we retain an aggregate of $400,000 in loss and LAE for each of the first two catastrophic events. We have purchased reinsurance treaties to insure our insurance subsidiary to the standard which consists of first and second event coverage greater than the 1- in -100 year level, as required by us. We purchased coverage totaling $80 million of aggregate loss and LAE. Single catastrophe losses and LAE exceeding $80 million are our responsibility. For the 2014 – 2015 treaty period, which began on April 1, 2014, we retain an aggregate of $400,000 in loss and LAE for each of the first two catastrophic events. We have purchased reinsurance treaties to insure our insurance subsidiary to the standard which consists of first and second event coverage greater than 1-in 100 year level, as required by us. The treaties cover 80% of its risk under property coverage on any one loss occurrence not to exceed $110 million and 20% of its risk under property coverage on any one loss occurrence in excess of $4 million, not to exceed $110 million. Single catastrophe losses and LAE exceeding $110 million are our responsibility. During the period from August 1, 2014 through November 30, 2014 this limit was increased to $140 million, to provide the Company with additional coverage during the 2014 hurricane season.

Although we follow the industry practice of reinsuring a portion of our risk through various types of reinsurance programs, including quota share, excess of loss and catastrophe excess of loss, we may not be able to successfully alleviate risk through such reinsurance arrangements. The pricing for these types of reinsurance is based on both on the experience of HAIC's book of business as well as the overall experience of the global property and casualty insurance industry. The cost of the quota share reinsurance is reflected in the amount of the ceding commission allowance reinsurers pay HAIC of the production of the business. Should the allowance offered to HAIC by reinsurers not reflect the actual cost of producing the business, this would create a risk to the current business model and adversely affect the business. Both types of excess of loss reinsurance used by HAIC allows the sharing of losses on both a per risk and per occurrence basis, allowing HAIC to underwrite larger amounts of business than it would be able to, without this coverage. Reinsurers charge for this type of coverage by taking a percentage of the premium earned on each policy included in the program. The rising cost of this type of coverage, which could limit HAIC's ability to obtain adequate levels of coverage could limit HAIC's ability to write policies with certain risk limits and or limit its ability to take on additional business over concerns of risk concentration. Both instances would mean a reduction in business volume and would adversely affect the operating results of the company.

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

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect our insurance subsidiary against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our insurance subsidiary from its primary obligation to pay for losses insured under the policies it issues, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective with regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, Standard & Poor's, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. We may require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. It has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer's insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

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

While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

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

Because we have relatively few employees, the loss of, or failure to attract, key personnel could also significantly impede the financial plans, growth, marketing and other objectives of our insurance subsidiary. Our insurance subsidiary's success depends to a substantial extent on the ability and experience of the members of its senior management team. Our insurance subsidiary believes that its ability to grow and future success will depend in large part on its ability to attract and retain additional skilled and qualified personnel and to expand, train and manage its employees. Our insurance subsidiary may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense. We have employment agreements with some but not all key personnel. To date we have had no difficulty attracting qualified personnel to support our operations.

Our information technology systems may fail or suffer a loss of security which could adversely affect our business.

The Company's insurance subsidiary is highly dependent on the successful and uninterrupted functioning of its computer systems. We rely on these systems to quote and underwrite our business, bill premium and issue policies to customers as well as provide financial data. The failure of the system through natural disaster and/or power outages could disrupt our operations and could result in a material adverse effect on our business. The Company has addressed this risk through the establishment of back up facilities for data and source code built to DOD anti-terrorism force protection codes, at one of the most physically secure commercial data centers in the country. The Company enhanced its backup / data recovery capabilities by bringing on-line the mirror processing systems.

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

In addition to physical security measures employed at the Company's offsite operations center, which is audited annually under SOC 1 (SSAE No.16) standards, the Company's third party operations center uses  firewalls, intrusion detection systems, data base field encryption and other "best practices" to protect access to customer data.  Access to the databases is not allowed from outside our network, except for specific IP addresses which the Company has specified and has control over.  These configurations are reviewed quarterly, to ensure policies and procedures are followed.  The Company's third party operations site administration performs annual "ethical hack" tests to identify possible vulnerabilities.

The development and expansion of our business is dependent upon the successful development and implementation of advanced computer and data processing systems. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations. We license the software used in our policy administration process (PTS) from a third party, Silvervine, Inc. (formerly known as IDMI, Inc). Silvervine also maintains PTS. In addition, we outsource the hosting and operating of our policy administration system with Silvervine.  Silvervine hosts PTS on its servers located in Warner Robbins, GA, with a mirror processor hosting both system and policy records in Atlanta, GA. Through this "mirror processing environment" the Company has established a data security protocol which provides instant "off-site" back-up of both its operating software and data. In addition, the Company has offsite storage of the Silvervine operating software with Iron Mountain Intellectual Property Management, Inc.

The license and maintenance agreement with Silvervine may be terminated by us with 45 days written notice or by Silvervine in the event of a material breach of the agreement (such as non-payment) by us. If termination of the Silvervine agreement occurs, we may be required to spend significant capital and other resources to purchase and implement PTS or a replacement software system, and to staff and support the technologists that would be needed to maintain and operate our processing system. Alternatively, we could outsource our policy administration process with another third party, which would also require significant expenditures.

The hosting and operating agreement with Silvervine may be terminated by us with 90 days written notice or by Silvervine in the event of a material breach by us of the agreement. If termination of this agreement occurs, we may be required to spend significant capital and other resources to purchase and implement the hardware needed to host and operate PTS, and possibly to staff and support the technologists that would be needed to maintain and operate our processing system. Alternatively, we could outsource our PTS hosting and operating functions with another third party, which could also require significant expenditures.

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

Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents' business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell would negatively affect our revenues. To date we have not experienced difficulty attracting new independent agents to support our new business and growth objectives.

We are only rated by Demotech, Inc. and do not have a rating from A.M. Best. The Demotech rating alone may not be sufficient to allow us to expand into parts of the United States where Demotech is not as well known or as widely used.

We are not rated by A.M. Best, although we are rated "A, Exceptional" by Demotech, Inc. We have never been reviewed by A.M. Best and do not intend to seek a rating from A.M. Best until we believe we can secure a minimum rating of B+, that being the minimum accepted by most lenders as well as many independent agents. Our analysis, applying known A.M. Best rating criteria, shows that we will need additional capital before we can qualify for an acceptable A.M. Best rating. Unlike Demotech, A.M. Best tends to penalize companies that are highly leveraged, i.e. that utilize reinsurance to support premium writings. HAIC has a gross premium to capital ratio of approximately 6-to-1, although our net premium to capital ratio is less than 1-to-1. We would need to reduce our gross ratio to approximately 2-to-1, either by increasing capital (the denominator) or decreasing premium writings (the numerator). Capital is expected to grow over time, but in order to achieve our premium revenue objectives and maintain size efficiency, we must continue to rely on reinsurers to ameliorate risks and provide financial support. In summary, we do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. Our Demotech rating has proved satisfactory to date in attracting an acceptable amount of business from independent agent and satisfies lenders as to our financial stability.

A rating by A.M Best is more widely accepted by lenders, independent agents and consumers than a Demotech rating. A.M. Best has been the rating standard relied upon to rate insurance companies in the United States for many years. The Demotech rating alone may not be sufficient to allow us to expand into parts of the United States where Demotech is not as well known or as widely used. However, Demotech's rating has been sufficient in Texas and we expect it to be sufficient in expansion states that the Company has under study.

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

As a relatively new public company, we have and will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in the corporate governance practices of public companies, including rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K. Compliance with these rules and regulations will increase our legal and financial compliance costs and have made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we may incur in the future or the timing of such costs, which could increase our operating costs and reduce our profits.

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

Our insurance subsidiary currently operates in the State of Texas and the State of Arizona. In the future, our insurance subsidiary may become authorized to transact business in other states and therefore will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Currently, the federal government's role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

Our insurance subsidiary is subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Our insurance subsidiary is subject to the supervision and regulation of the state in which it is domiciled (Texas) and the states in which it does business (currently Texas and Arizona). Such supervision and regulation is primarily designed to protect our policyholders rather than our stockholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

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

The Texas Department of Insurance and regulators in other jurisdictions where our insurance subsidiary may become licensed conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers' business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

We are subject to extensive regulation in the states in which we conduct business (currently Texas and Arizona). This regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors in the insurance company or its affiliates, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, trade practices and claims practices, participation in guaranty funds and other statutorily-created markets or organizations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company's business. The National Association of Insurance Commissioners ("NAIC") and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

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

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to nonrenew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) limitations upon or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market, and (vi) increased regulation of insurers' policy administration and claims handling practices.

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

Our insurance subsidiary is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of Texas. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require our insurance subsidiary to report its results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company's total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC's risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

Since beginning operations in 2006, the Company has been able to finance its operations and maintain the statutory required capital of its insurance subsidiary from its original organizational financing, results of operations, additional surplus contributions from its parent, and the small amount of interest income earned on invested assets. In 2013, HAMGA paid a dividend to the Company totaling $400,000. These funds were used for operating expenses of the Company. In 2013, HAHC contributed $100,000 to the Paid in Surplus of HAIC. In 2014, HAMGA paid a dividend to the Company totaling $325,000. These funds were used for operating expenses of the Company.

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

As an insurance holding company, we are in part dependent on dividends and other permitted payments from our insurance subsidiary to pay any cash dividends to our stockholders, to service debt and for our operating capital. The ability of our insurance subsidiary to pay dividends to us is subject to certain restrictions imposed under Texas insurance law. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of the Texas Department of Insurance of dividend payments may be required.

Risks Related to an Investment in Our Securities

There has been no established public trading market for our securities and your investment may be illiquid for an indefinite amount of time.

There is currently no public market for our securities. The Company's application to have our stock quoted on one of the Over-the-Counter exchanges (OTCQB) was approved by the Financial Industry Regulatory Authority ("FINRA") on February 25, 2015. With this regulatory approval, the Company is now in the process of completing required filings with the exchange and its stock transfer agent to facilitate the trading of its shares.  The initial market price of the Company's securities is subject to review by FINRA.  Subsequent to our listing, the market price of the Company's shares could be subject to significant fluctuation in response to variations in quarterly and annual operating results, general trends in our company's industry, actions taken by competitors, the overall performance of the stock market, and other factors.

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock may cause the trading price of our securities to decline and could impair our ability to raise capital through subsequent equity offerings.

Future sales of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to significantly decline, and could materially impair our ability to raise capital through the sale of additional securities. In addition, there are outstanding options to purchase 2,738,500 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders, may have a negative effect on the market price of our common stock.

If our common stock is subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our securities are listed on a national securities exchange, or we have net tangible assets of $5.0 million or more and our common stock has a market price per share of $5.00 or more, transactions in our common stock will be subject to the SEC's "penny stock" rules. If our common stock remains subject to the "penny stock" rules promulgated under the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must: make a special written suitability determination for the purchaser; receive the purchaser's written agreement to the transaction prior to sale; provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed. As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell shares of our common stock.

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

Our Amended and Restated Certificate of Incorporation, generally provides that if any person owns, directly, indirectly or by attribution, more than 9.9% of the total combined voting power of our stock entitled to vote, the voting rights attached to such stock will be reduced so that such person may not exercise and is not attributed more than 9.9% of the total combined voting power. In addition, our board of directors may limit a stockholder's exercise of voting rights where it deems it necessary to do so to avoid non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our stockholders.

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

Our certificate of incorporation, bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions; - authorizing "blank check" preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock; (i) limiting the liability of, and providing indemnification to, our directors and officers; (ii) limiting the ability of our stockholders to call and bring business before special meetings; (iii) controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and (iv) providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.    Properties

As of December 31, 2014, we leased 9,450 square feet of office space in Irving, Texas and the monthly rent for this space was $11,597 payable in equal monthly installments. Rent may be increased each December 31st, with a maximum increase equal to 95% of our pro rata share, based on occupancy, of any increase in the landlord's operating costs. The cost of utilities is charged separately, prorated based on occupancy. The lease for this office space expires on May 31, 2017.

ITEM 3.    Legal Proceedings

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for our common stock. Our application to have our stock quoted on one of the Over-the-Counter exchanges (OTCQB) was approved by FINRA on February 25, 2015. With this regulatory approval, the Company is now in the process of completing required filings with the exchange and our stock transfer agent to facilitate the trading of our shares. The initial price of our securities is subject to review by FINRA.

Holders of Common Equity

As of March 26, 2015, there are approximately 63 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

ITEM 6.    Selected Financial Data

Not Applicable.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this annual report on Form 10-K. You should review the "Risk Factors" section of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and related financing includes forward-looking statements that involve risks and uncertainties.

OVERVIEW

General

HAHC is a property and casualty insurance holding company incorporated in Delaware in 2005. In May 2006, we began selling property and casualty insurance products in Texas and beginning April, 2014, we began offering property and casualty insurance products in Arizona through our subsidiary, Homeowners of America Insurance Company. Through the use of highly automated underwriting tools, we currently offer homeowners, dwelling fire and extended coverage, tenant and condominium owner's policies, within market segments which have proven to have long term profitability. Using internet-enabled applications, our products are offered to the public through independent insurance agents.

We have applied for licenses to write business in thirty-two additional states. To date, we have received certificates of authority from twenty-five including Alabama, Arkansas, Colorado, Delaware, Georgia, Indiana, Illinois, Iowa, Kentucky, Louisiana, Michigan, Missouri,  Montana, Nebraska, Nevada, North Carolina, North Dakota, Oregon, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, and Wyoming to offer homeowners, dwelling fire and extended coverage, tenant and condominium owner's policies. As a condition of granting a Certificate of Authority, a number of states require alien insurance companies to maintain pledged assets for the purpose of meeting obligations to policyholders and creditors.

The Company began selling homeowners coverage in Arizona in 2014 and plans to begin selling homeowners products in South Carolina and Virginia during 2015. The Company is researching additional states for future expansion, which aren't planned for entry until 2016 or later.  Dwelling fire and extended coverage, tenant and condominium owners policies will be added to these expansion states, including Arizona, in the latter half of 2015.

The Company is seeing increased competition from companies entering Texas and has formulated marketing strategies to protect its market share.

As mentioned previously, the Company sells insurance policies predominately in Texas. As such, the health of the Texas economy and housing market has a direct impact on the Company's business activity. The following selected statistics published monthly by the Real Estate Center at Texas A&M University are key indicators that management monitors when evaluating the Company's current financial condition and operating results:

•	Texas seasonally adjusted unemployment rate was 4.6% at December month end, as compared to the national U.S. rate of 5.6%.
•	Single family building permits were up 29.3% year over year as of December month end and single family home sales were up 12.2% year over year as of December month end.
•	Texas nonfarm employment rate increased 4.0% at December month end, as compared to an increase of the national U.S. rate of 2.2%.

These favorable employment and housing economic trends, along with our competitive pricing in our target markets have resulted in improved premium production during 2014. The resulting increase in earned premium, along with improved reinsurance terms for the 2014 - 2015 treaty year are all factors which aided in the positive results recorded by the Company for the year ended December 31, 2014.

The recent decline in the price of oil during the 4th quarter of 2014 is expected to have a negative impact on the Texas economy.  If so, this will affect job growth and home sales, both which were robust in 2014.  The Company is taking steps to at least partially ameliorate the effects of a downturn.  Expanding geographically into other states, as well as expansion into other parts of Texas is the main component of this strategy.

        The Company's private passenger automobile book of business, written in support of its homeowners programs in Texas, was terminated with our last policy expiring in October, 2013.  The Texas private passenger automobile program was discontinued as we were unable to capture a sufficient portion of the market at pricing which we deemed adequate to cover our expenses and provide a margin for profits.

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

Net income available to common stockholders was $2,164,125 for the year ended December 31, 2014. As of December 31, 2014 we had total assets of $88.1 million and stockholders' equity of $10.7 million.

At the end of 2014, our market share of the approximately $7.8 billion Texas homeowners insurance market was estimated to be 0.76% by SNL Financial, making us the 18th largest Texas homeowners company in terms of Texas premium. As of December 31, 2014, our property insurance policy in force count of 74,698 represents annualized premiums of approximately $74.4 million as compared to the same time last year when our policy in force count was 60,873 and our in force premium was approximately $58.3 million as of December 31, 2013. Our policy growth year over year was 22.71%, while our in force premium grew 27.62%.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	2014	2013
Revenues:

Premiums earned	$64,895,484	$53,238,811
Ceded premiums	(60,484,640)	(48,422,943)
Net premiums earned	4,410,844	4,815,868
Policy fees	5,616,525	4,655,315
Ceding commissions and reinsurance profit share	16,651,464	11,805,811
Investment income, net of investment expenses	43,603	41,649
Loss adjustment and other fee income	1,530,234	1,232,123

Total revenue	28,252,670	22,550,766

Expenses:

Losses and loss adjustment expenses	2,930,295	2,259,107
Policy acquisition and other underwriting expenses	16,497,662	13,058,774
General and administrative expenses	5,496,391	4,224,898

Total expenses	24,924,348	19,542,779

Income before income taxes	3,328,322	3,007,987

Provision (benefit) for income taxes:
Current	1,748,911	1,155,634
Deferred	(584,714)	(116,410)
Total income taxes	1,164,197	1,039,224

Net income	$2,164,125	$1,968,763

Cumulative preferred stock dividends	-	(974,179)

Net income available to common stockholders	$2,164,125	$994,584

Basic income per common share	$0.13	$0.15
Diluted income per common share	$0.12	$0.11
Cash dividend declared per common share	$-	$-

Losses and loss adjustment expenses to net earned premium	66.43%	46.91%
Expenses to direct earned premium	33.89%	32.46%
Acquisition & underwriting and other operating expenses to fee income	92.42%	97.69%
Combined loss & expense to total earned revenue	88.36%	86.82%

Net income for the year ended December 31, 2014 was $2,164,125, as compared to net income of $1,968,763 for the year ended December 31, 2013. Results for the year ended December 31, 2014, improved over the same time frame last year primarily as a result of enhanced fee income from policy production and ceding commissions coming from our quota share reinsurance program.

Operating income for the year ended December 31, 2014 was unfavorably impacted by an increase in loss and loss adjustment expenses, primarily the result of increased severe convectional thunderstorm activity. During 2014, the Company sustained gross losses (prior to reinsurance recoveries) from such storms in the amount of $27.7 million as compared to $18.2 million of gross losses (prior to reinsurance recoveries) during 2013.

Our results of operations for the year ended December 31, 2014 reflect income available to common stockholders of $2,164,125, or $0.12 earnings per diluted common share, compared to income available to common stockholders of $994,584, or $0.11 earnings per diluted common share, for the year ended December 31, 2013.

Commencing April 1, 2014 and ending March 31, 2015, the Company reinsured its property and casualty risk under quota share reinsurance treaties with third party reinsurers.  The treaties cover 80% of its risk under property coverage on any one loss occurrence not to exceed $110 million; 10% of its risk under property coverage on any one loss occurrence not to exceed $4 million and approximately 64% of its risk under casualty coverages.

Property catastrophe treaties, which went into effect on the same day and having the same term as the quota share treaties, develop over four layers and 20% of our risk on property coverage on a gross loss of $110 million, excess of $4 million per occurrence.  The Company's net retention is $400,000 per loss occurrence.

Commencing August 1, 2014 and ending November 30, 2014, the Company increased its catastrophe coverage through fifth layer reinsurance with third party reinsurers. This layer extended the Company's coverage to $140 million, excess of $4 million of ultimate net loss arising out of each loss occurrence. The Company considered this increased coverage limit during the Atlantic hurricane season to be a prudent risk management decision, given the growth in both the number of policy holders, as well as total insured values. When this coverage was in force, the Company's net retention on each loss occurrence remained at $400,000.

Revenue

Premium production for the year ended December 31, 2014 was $73.6 million, an increase of $15.7 million or 27.03 % over the same period in 2013. The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

Gross Premiums Earned for the year ended December 31, 2014 and 2013 were $64.9 million and $53.2 million, respectively. The $11.7 million increase or 21.90%, is primarily the result of increased property insurance premium, which increased $15.8 million or 27.32%. The increase in property insurance premium is partially offset by a reduction of $0.1 million in private passenger auto insurance written premium year over year. The Company has made the strategic decision to exit the private passenger auto insurance business, the last policy expired October 2013.

Premiums Ceded for the year ended December 31, 2014 and 2013 were approximately $60.5 million and $48.4 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties. Premiums ceded were 93.20 % and 90.95 % of gross premiums earned during the year ended December 31, 2014 and 2013, respectively, primarily the result of our 90% quota share reinsurance program. We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium. The cost of additional catastrophe coverage the Company purchased during the Atlantic hurricane season was $831,550, which along with the Company's 22 % increase in premiums earned, led to our nearly 25 % increase in ceded earned premiums for the period.

Net Premiums Earned for the year ended December 31, 2014 and 2013 were $4.4 million and $4.8 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Ceding Commission and Other Fee Income for the year ended December 31, 2014 was $22.1 million compared to $16.4 million for the year ended December 31, 2013. The primary factors for this improvement include increased earned premium, further supported by improved reinsurance terms for the 2014 - 2015 treaty year.

Reinsurance Profit Sharing income for the year ended December 31, 2014 was $1.7 million compared to $1.3 million for the year ended December 31, 2013.  Reinsurance profit sharing income, calculated on a treaty year basis (April - March), is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses. The $400,000 increase in income reported in 2014 as compared to 2013 is primarily due to the positive 4th quarter treaty year 2013 results reported in calendar year 2014.

Net Premiums Written during the year ended December 31, 2014 and 2013 was $8.5 million and $6.3 million, respectively.   Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the year ended December 31, 2014 and 2013 (values in thousands):

	Year Ended December 31,
	2014	2013
Net Premiums Written	$8,541	$6,273
Change in Unearned Premium	(1,207)	(389)
Catastrophe & Excess of Loss Reinsurance Premium	(2,923)	(1,068)
Net Premiums Earned	$4,411	$4,816

Investment Income, Net of Investment Expenses increased approximately 4.69 % for the year ended December 31, 2014, reflecting the Company's change in its investment policy, beginning June 1, 2014.  This change included the decision to invest a portion of its excess cash in high quality municipal bonds.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $2.9 million and $2.3 million, respectively, for the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, we sustained gross losses (losses prior to reinsurance recoveries) totaling $27.7 million primarily from increased severe convectional thunderstorm activity occurring in the calendar year.  The same period in 2013, we incurred gross losses (losses prior to reinsurance recoveries) of $18.2 million in losses occurring in the calendar year. Our liability for losses and loss adjustment expense ("Reserves") is more fully described below under "Critical Accounting Policies and Estimates". These Reserves include both case reserves on reported claims and our reserves for incurred but not reported ("IBNR") losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2014 and 2013 were $16.5 million and $13.1 million, respectively, which primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2013 is primarily attributable to the increase in our overall production.

General and Administrative Expenses for the years ended December 31, 2014 and 2013 were $5.5 million and $4.2 million, respectively. The $1.3 million increase includes increases of $0.6 million in employee related costs as our head count grew to support our growth in production, an increase of approximately $0.6 million in professional expenses related to being a public company as well as increases in technology, and other administrative costs. As of December 31, 2014, we had 43 employees all but one whom are full time compared to 39 employees as of December 31, 2013.

Income Taxes for the years ended December 31, 2014 and 2013 were $1.2 million and $1.0 million, respectively, for state and federal taxes resulting in an effective tax rate of 34.98 % for 2014 and 34.55 % for 2013. The effective tax rate for the year ended December 31, 2014 was impacted primarily as a result of permanent tax differences on meals and entertainment and stock-based compensation.

Ratios:

The loss ratio applicable to the year ended December 31, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 66.43 % compared to 46.91 % for the year ended December 31, 2013. The primary factor contributing to our increased loss ratio is the increase in ceded earned premium, discussed previously.

Our expenses (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 33.89 % for the year ended December 31, 2014, compared to 32.46 % for the year ended December 31, 2013. The increase in our expense ratio is primarily attributable to higher property inspections, the result of an increase in quoting the Company's product by its agency force, and other underwriting expenses, including an increase in agent's compensation, employee compensation and compensation-related costs.

Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. The Company receives a ceding commission from reinsurers for the production of the business. This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium. For the year ended December 31, 2014 our acquisition and underwriting and other operating expenses were 92.42%, of policy related fee income, as compared to 97.69 % for the year ended December 31, 2013.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the year ended December 31, 2014 was 88.36 % compared to 86.82 % for the year ended December 31, 2013.

Seasonality of Our Business

Trends within our insurance business are seasonal, both as they relate to premium production and as they relate to incurred losses.  Premium production tends to increase during the late spring and summer due to increased home purchases, while our claims activity increase with the occurrence of convectional thunderstorms which often produce strong winds, tornadoes and hail typically during the period from March 1 through June 30 each year.  With the commencement of our reinsurance treaty year on April 1, any variation in reinsurance costs whether due to changes in rates or in total values insured will be reflected in our financial results beginning April 1  each year.

Reinsurance Agreements

The Company has completed negotiations with a panel of third party reinsurers on what management considers to be favorable terms, including extending coverage on the quota share portions of its reinsurance program to the end of 2016.

In addition, the Company completed the placement of an excess of loss catastrophe reinsurance program, effective April 1, 2015, with a panel of third party reinsurers.  These treaties replace the Company's excess of loss reinsurance program expiring on March 31, 2015 and provides coverage on the Company's retained risk on its property insurance business.  Approximately 60% of the program will be for a period of 24 months, while the remaining 40% will have a term of 12 months.

LIQUIDITY AND CAPITAL RESOURCES

HAIC's operational goals of premium growth and state expansion are dependent upon adequate capital and surplus.

Insurance companies capital and surplus levels are regularly monitored by the insurance department of its state of domicile.  The primary tool used to monitor an insurance company's capital adequacy is the National Association of Insurance Commissioner' Risk Based Capital Model or "RBC".  Remedial action of varying severity begin once an insurance company's RBC falls below under 200%.  HAIC's ratio at year end 2014 was 458% and 396% at the end of 2013.  The industry guidelines for net premium writings to surplus is approximately 3:1.  HAIC net writings to surplus were .46 in 2014 and .58 in 2013.

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

Deferred policy acquisition costs "DAC" are reviewed quarterly by management and are expected to be recoverable from future income, including investment income.  However, the amount of DAC considered recoverable could be reduced in the near term if management's estimates of future premium and investment income is reduced which could impair the Company's ability to recover these costs.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2014 and 2013 are summarized below.

Summary of Cash Flows

	Year Ended
	December 31,
	2014	2013

Net cash provided by (used in) operating activities	$3,533,953	$(1,883,572)
Net cash used in investing activities	$(5,997,835)	$(201,093)
Net cash provided by (used in) financing activities	$7,850	$(5,400)

Cash Flows for the Year ended December 31, 2014

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $3.5 million. Significant factors in this movement consisted primarily of an increase in cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $6.0 million was primarily due to purchases of fixed-maturity securities, held as available-for-sale of $5.0 million, purchases of short-term investments of $4.3 million, purchases of long-term investments of $3.4 million and the purchases of furniture, equipment, and software of approximately $228,000, offset by redemptions of short-term and long-term investments of $4.4 million and $1.9 million, respectively and $0.6 million from early calls of several fixed-maturity securities, held as available-for-sale. Net cash provided by financing activities totaled $7,850 for proceeds from stock options exercised.

Cash Flows for the Year ended December 31, 2013

Net cash used by operating activities for the year ended December 31, 2013 was approximately $1.9 million. Significant factors in this movement consisted primarily of an increase in cash received from higher net written premiums, less cash used for paid claims and operating expenses, as well as increased disbursements related to the settlement of the Company's reinsurance treaties. Net cash used in investing activities of $0.2 million was primarily due to purchases of short-term investments of $1.8 million, purchases of long-term investments of $2.0 million and the purchases of furniture, equipment, and software of approximately $99,000, offset by maturities of short-term investments of $1.5 million and maturities of long-term investments of $2.2 million. Net cash used in financing activities total $5,400 for repurchase of common stock.

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

In regard to our investments and cash deposits as of December 31, 2014, we have limited our credit exposure to financial instruments by investing and holding our excess cash in bank demand and time deposits (i.e., CDs), money market accounts which are covered by FDIC insurance, and fixed-maturity securities, classified as available-for-sale. At times, the Company's bank deposits may exceed the FDIC limit. To meet liquidity needs, all bank demand and time deposits mature in no more than eighteen months. We mitigate the credit risk for our fixed-maturity securities by investing in fixed-maturity securities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The credit risk we are exposed to on ceded premium and losses recoverable from reinsurers is managed through the careful selection of reinsurance companies. When selecting reinsurance coverage, we consider the financial strength and stability of the providers, their history of responding to claims, and their overall reputation. We require that all reinsurers have an A.M. Best rating of A- (Excellent), or better, or an S&P rating of AA- or better, in order to minimize the risk of uncollectable balances. HAIC continually monitors the financial condition of its reinsurers with the aid of AON Benfield, its reinsurance broker. As of December 31, 2014, no reinsurance recoverable balance is outstanding beyond 30 days. We do not use credit default swaps to mitigate our credit exposure from either investments or counterparties.

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

Cyber Security Risks

In addition to physical security measures employed at the Company's offsite operations center, which is audited annually under SOC 1 (SSAE No.16) standards, the Company's third party operations center uses firewalls, intrusion detection systems, data base field encryption and other "best practices" to protect access to customer data.  Access to the databases is not allowed from outside our network, except for specific IP addresses which the Company has specified and has control over.  These configurations are reviewed quarterly, to ensure policies and procedures are followed.  The Company's third party operations site administration performs annual "ethical hack" tests to identify possible vulnerabilities.

Commitments and Other Contingencies

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases.  None of these lease commitments subjects the Company to material uncertainties through escalation clauses or other cost adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Case reserves on reported claims are established on a claim by claim basis. Supported by a property damage estimate software package, more fully described later, our experienced claim personnel estimate the ultimate expected loss amount as soon as possible after the claim event, but in no case greater than 30 days from receipt of the notice of loss. Being primarily a property insurance company, our case loss reserves are "short-tail", meaning that ultimate loss values are known and settled comparatively quickly. Most often, claims are paid out within 60 to 90 days of their reporting. Factoring into the claim cost is only damage to tangible property, requiring either its repair or replacement. The setting of case reserves for property related short-tail claims is far less complex. Claims rarely include coverage elements which routinely take many years to develop and are often paid out over long periods of time. As such, there is very little impact resulting from the "time value of money" on our reserve values, nor are there estimates of long term medical expenses, educational expenses and or the valuation of the loss of companionship, etc.

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

IBNR Factor Development –Catastrophe Events:

Traditional monthly loss reserving factors are not deemed appropriate for determining IBNR estimates for catastrophic events as these events do not occur evenly throughout a month, as regular loss events do. So an alternative approach to loss development has to be used, one that takes into consideration development and reporting from a specific loss date, rather than from the end of a specific month. In addition, since the HAIC is subject to catastrophic loss events (hurricane and convectional thunderstorms) which have differing cycles for loss reporting and claim development, calculations need to be made for each type event. Each analysis is made by projecting the ultimate loss value into the future and subtracting it from the known incurred losses. The Company's claim system has the ability to track incurred claims on a "days to report" basis, so that we can look at incurred claim values for claims reported in the following bands:

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

Lastly, event losses are capped based on the company's catastrophe reinsurance coverage, so that no more than $4.0 million per event is included. Once the projected event limit reaches $4.0 million, no further retained IBNR is projected for the event, only gross and ceded IBNR.

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

The following table sets forth the amount of the gross reserves for loss and loss adjustment expense:

	December 2014	December 2013	December 2012
Loss Reserves	$4,580,284	$4,190,593	$5,265,200
Loss Adjustment Expense Reserves
Legal Defense Reserves	5,460,509	7,224,591	1,610,315
Claim Adjusting Reserves	160,522	148,080	168,690

Loss Reserves, Before IBNR	$10,201,315	$11,563,264	$7,044,205

IBNR	4,808,191	4,320,798	4,597,091

Total Loss & Loss Adjustment Reserves	$15,009,506	$15,884,062	$11,641,296

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

Deferred Policy Acquisition Costs Recoverability

Deferred policy acquisitions costs ("DAC") consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if management's estimates of future premium and investment income is reduced which could impair the Company's ability to recover these costs.

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

Management utilizes the criteria established under Accounting Standards Codification (ASC) 740 to annually evaluate the need for a deferred tax valuation allowance.  All available evidence, including potential effects of both positive and negative evidence, is assessed in making the determination.  The Company has established a relatively consistent pattern of annual taxable income and currently has no operating loss carryback or carryforward balances.  Further, the majority of the deferred tax assets have a short recovery period from a future realization standpoint.  Accordingly, the deferred tax asset has been deemed to be a fully realized amount as of December 31, 2014.

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

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Homeowners of America Holding Corporation
Irving, Texas

We have audited the accompanying consolidated balance sheets of Homeowners of America Holding Corporation and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014.  The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeowners of America Holding Corporation and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December, 2014, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 27, 2015

Homeowners of America Holding Corporation
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	December 31, 2014	December 31, 2013

Assets:
Cash and cash equivalents	$5,648,278	$8,104,310
Short-term investments	1,231,881	4,151,011
Restricted cash and investments	3,790,000	1,000,000
Restricted fixed-maturity securities, available-for-sale, at fair value (amortized cost $539,558)	539,654	-
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $3,827,268)	3,827,245	-
Long-term investments	3,430,000	1,960,000
Accrued investment income	55,908	8,853
Due and deferred premiums	5,089,131	4,169,824
Balance due from reinsurers	54,157,528	46,281,756
Property, equipment and software, net	344,495	244,516
Deferred policy acquisition costs	7,897,806	6,214,334
Prepaid expenses and other	552,728	128,195
Deferred tax assets, net	1,517,935	933,221

Total assets	$88,082,589	$73,196,020

Liabilities:

Loss and loss adjustment expenses	$15,009,506	$15,884,062
Advance premiums	74,172	90,854
Ceded reinsurance premiums payable	4,342,874	3,271,858
Unearned premiums	40,021,934	31,297,118
Unearned ceding commissions	11,200,317	8,067,162
Commissions payable, reinsurers and agents	3,754,929	3,716,423
General and other accrued expenses payable	2,232,547	1,906,265
Income tax payable	-	211,198
Taxes, licenses and other fees payable	765,782	474,503

Total liabilities	77,402,061	64,919,443

Stockholders' equity:

Common stock, $0.0001 par value per share; 40,000,000 shares authorized;
17,479,852 shares issued and 16,168,852 shares outstanding as of December 31, 2014 and 17,181,140 shares issued and 15,831,140 shares outstanding as of December 31, 2013	1,617	1,583
Treasury stock, $0.0001 par value per share; 1,311,000 common shares as of December 31, 2014 and 1,350,000 common shares as of December 31, 2013	(131)	(135)
Additional paid-in-capital	6,209,265	5,969,550
Accumulated other comprehensive income	73	-
Retained earnings	4,469,704	2,305,579

Total stockholders' equity	10,680,528	8,276,577

Total liabilities and stockholders' equity	$88,082,589	$73,196,020

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013

	2014	2013
Revenues:

Premiums earned	$64,895,484	$53,238,811
Ceded premiums	(60,484,640)	(48,422,943)
Net premiums earned	4,410,844	4,815,868
Policy fees	5,616,525	4,655,315
Ceding commissions and reinsurance profit share	16,651,464	11,805,811
Investment income, net of investment expenses	43,603	41,649
Loss adjustment and other fee income	1,530,234	1,232,123

Total revenue	28,252,670	22,550,766

Expenses:

Losses and loss adjustment expenses	2,930,295	2,259,107
Policy acquisition and other underwriting expenses	16,497,662	13,058,774
General and administrative expenses	5,496,391	4,224,898

Total expenses	24,924,348	19,542,779

Income before income taxes	3,328,322	3,007,987

Provision (benefit) for income taxes:
Current	1,748,911	1,155,634
Deferred	(584,714)	(116,410)
Total income taxes	1,164,197	1,039,224

Net income	$2,164,125	$1,968,763

Cumulative preferred stock dividends	-	(974,179)

Net income available to common stockholders	$2,164,125	$994,584

Basic income per common share	$0.13	$0.15
Diluted income per common share	$0.12	$0.11
Cash dividend declared per common share	$0	$0

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014 and 2013

	Year Ended
	December 31,
	2014	2013

Net income	$2,164,125	$1,968,763
Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising from the period	73	-
Deferred income taxes on securities	-	-
Total other comprehensive income, net of income taxes	73	-
Comprehensive income	$2,164,198	$1,968,763

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2014

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income, net of Tax	Retained Earnings	Total Shareholders' Equity
Balance December 31, 2013	15,831,140	$1,583	1,350,000	$(135)	$5,969,550	$-	$2,305,579	$8,276,577
Net Income	-	-	-	-	-	-	2,164,125	2,164,125
Total other comprehensive income, net of income taxes	-	-	-	-	-	73	-	73
Stock options exercised	10,250	1	-	-	7,849	-	-	7,850
Common stock issued	327,462	33	(39,000)	4	170,243	-	-	170,280
Stock-based compensation	-	-	-	-	61,623	-	-	61,623
Balance December 31, 2014	16,168,852	$1,617	1,311,000	$(131)	$6,209,265	$73	$4,469,704	$10,680,528

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2013

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2012	4,500,000	$450	500,000	$50	900,000	$90	-	$-	$4,906,000	$336,816	$5,243,406
Net Income	-	-	-	-	-	-	-	-	-	1,968,763	1,968,763
Conversion of Series A Preferred Stock	(4,500,000)	(450)	-	-	11,250,000	1,125	-	-	-	-	675
Conversion of Series B Preferred Stock	-	-	(500,000)	(50)	1,250,000	125	-	-	-	-	75
Conversion of Convertible Note Payable	-	-	-	-	2,272,500	227	-	-	999,773	-	1,000,000
Conversion of Interest on Convertible Note Payable	-	-	-	-	158,640	16	-	-	69,792	-	69,808
Repurchase of Common Stock	-	-	-	-	-	-	1,350,000	(135)	(5,265)	-	(5,400)
Adjustment of Par Value to reflect Forward Stock Split	-	-	-	-	-	-	-	-	(750)	-	(750)
Balance December 31, 2013	-	$-	-	$-	15,831,140	$1,583	1,350,000	$(135)	$5,969,550	$2,305,579	$8,276,577

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income	$2,164,125	$1,968,763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	128,107	88,770
Accounting charge related to stock-based compensation expense	61,623	-
Common stock compensation for management services	150,000	-
Other stock issuance expense	20,280	-
Amortization of premium/accretion of discount, net	62,053	-
Deferred tax assets	(584,714)	(116,410)
(Increase) decrease in:
Accrued investment income	(47,055)	(418)
Due and deferred premiums	(919,307)	(526,688)
Balance due from reinsurers	(7,875,772)	(10,201,128)
Deferred policy acquisition costs	(1,683,472)	(939,819)
Deferred ceding commissions	-	683,914
TWIA assessments	-	80,040
Prepaid and other	(424,533)	2,101
Increase (decrease) in:
Losses and loss adjustment expenses	(874,556)	4,242,766
Advance premiums	(16,682)	54,355
Ceded reinsurance premiums payable	1,071,016	489,668
Unearned premiums	8,724,816	4,718,190
Ceded deferred premiums	-	(2,381,906)
Unearned ceding commissions	3,133,155	1,240,384
Commissions payable, reinsurance & agents	38,506	(2,400,747)
General and other accrued expenses	326,282	1,246,632
Funds held under reinsurance treaty	-	(36,573)
Income tax payable	(211,198)	(138,587)
Taxes, licenses and other fees payable	291,279	43,121
Net cash provided by (used in) operating activities	3,533,953	(1,883,572)

Cash flows from investing activities:
Purchases of long-term certificate of deposit	(3,430,000)	(1,960,000)
Maturities of long-term certificate of deposit	1,960,000	2,155,695
Purchases of short-term investments	(4,262,922)	(1,752,658)
Maturities of short-term investments	4,392,052	1,455,000
Purchases of fixed-maturity securities, available-for-sale	(5,033,879)	-
Call or maturity of fixed-maturity securities, available-for-sale	605,000	-
Additions to furniture, equipment and software	(228,086)	(99,130)
Net cash used in investing activities	(5,997,835)	(201,093)

Cash flows from financing activities:
Repurchase of common stock	-	(5,400)
Proceeds from stock options exercised	7,850	-
Net cash provided by (used in) financing activities	7,850	(5,400)

Net decrease in cash and cash equivalents	(2,456,032)	(2,090,065)

Cash and cash equivalents, beginning of period	8,104,310	10,194,375

Cash and cash equivalents, end of the period	$5,648,278	$8,104,310

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	$2,307,680	$1,260,724

Non cash investing from financing activities
Repayment of debt on convertible note and conversion to common stock	$-	$1,000,000

Conversion of interest on convertible note	$-	$69,808
 See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Homeowners of America Holding Corporation ("HAHC") is an insurance holding company established to hold insurance entities for the purpose of marketing homeowner's insurance products on a national basis. HAHC owns 100% of Homeowners of America Insurance Company ("HAIC"). HAIC is domiciled in Texas, licensed in multiple states and is authorized to write various forms of homeowners and auto insurance. Coverage is concentrated in Texas. HAHC also owns 100% of Homeowners of America MGA, Inc. ("MGA"), a Texas Corporation, formed as a captive managing general agency to produce business for HAIC. HAHC, along with its subsidiaries HAIC and MGA, are collectively referred to as "the Company".

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At December 31, 2014 and 2013, cash and cash equivalents consist of cash on deposit with financial institutions, as well as money market mutual funds.

General and other accrued expenses payable as of December 31, 2014 and December 31, 2013, include $1.7 million and $1.2 million, respectively, of checks issued in excess of cash book balances, not yet presented for payment.

Investments

The Company's investments are comprised of short-term, restricted, long-term investments, and fixed-maturity securities classified as available-for-sale as of December 31, 2014 and short-term, restricted, and long-term investments as of December 31, 2013. Restricted investments and long-term investments are described below. Short-term investments include certificates of deposit with original maturities greater than three months and maturities of one year or less. Due to the short-term nature of these investments, significant changes in prevailing interest rates and economic conditions should not adversely affect the timing and amount of cash flows on such investments or their related values. Accordingly, certificates of deposit are carried at cost, which approximates fair value. Fixed-maturity securities are classified as available-for-sale when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity.  Fixed-maturity securities classified as available-for-sale are carried at fair value. The unrealized holding gains and losses, net of applicable deferred income taxes, are shown as a separate component of stockholders' equity as a part of accumulated other comprehensive income (loss) and, as such, are not included in the determination of net income (loss).

As of December 31, 2014, the Company has restricted cash and investments, in the amount of $4.3 million, to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, which includes approximately $1.0 million of restricted assets. Restricted assets represent investments currently awaiting substitution with various states for matured securities. As of December 31, 2013, the Company had pledged to the Department of Insurance $1.0 million. Restricted and pledged assets are shown separately in the accompanying consolidated balance sheets as "Restricted cash and investments" and include money market accounts and certificates of deposits. "Restricted fixed-maturity securities, classified as available-for-sale" are shown separately in the accompanying consolidated balance sheets and recorded at fair value. With the approval of the Departments of Insurance, the Company may exchange the investments with other funds or investments. In respect to certificates of deposit, management intends to hold the portion of these restricted investments to their maturity. As such, these restricted certificates of deposit are carried at cost, which approximates fair value. Interest earned on these investments inures to the benefit of the Company.

The following table provides the Company's restricted cash and investments as of December 31, 2014 and December 31, 2013.

Restricted cash and investments	December 31, 2014	December 31, 2013

Money Market	$300,000	$215,000
Certificates of Deposit	3,490,000	785,000
US Treasury Bond	539,654	-
	$4,329,654	$1,000,000

As of December 31, 2014 and December 31, 2013, the Company's investments also include certificates of deposit that mature more than one year after the balance sheet date and are reflected on the consolidated balance sheets as Long-term investments. Based on management's intent to hold to maturity, these investments are carried at cost. Cost approximates fair value based on the rates currently offered for deposits of similar remaining maturities.

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

Comprehensive Income

FASB ASC Topic 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity, with appropriate adjustments to other comprehensive income. For the year ended December 31, 2014, the Company recorded $73 of unrealized gains on available-for-sale securities in other comprehensive income. There were no qualifying items reported in comprehensive income for the years ended December 31, 2013.

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

Loss Adjustment and Other Fee Income

Loss adjustment and other fee income is recognized as income when collected. There is no amount over 5 % of total revenue within this classification on the consolidated statements of operations for the year ended December 31, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of December 31, 2014 and 2013, no impairment has been recorded.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Policy and Acquisition Costs

Deferred policy acquisitions costs ("DAC") as of December 31, 2014 and 2013, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if management's estimates of future premium and investment income is reduced which could impair the Company's ability to recover these costs.
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

Reinsurance

In the normal course of business, the Company seeks to reduce the overall exposure to losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses only quality, financially rated reinsurers and continually monitors the financial ratings of these companies through its brokers. The amount and type of reinsurance purchased each year is based on management's analysis of liquidity and its estimate of its probable maximum loss and the conditions within the reinsurance market. The Company continually monitors its risk exposure through the use of the AIR modeling system and other modeling tools provided by its reinsurance brokers. Reinsurance premiums, expense reimbursements, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums paid for reinsurance are reported as reductions of earned premium income.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At December 31, 2014, the Company's tax years from 2010 through 2014 remain subject to examination.

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

Fair Value of Cash, Cash Equivalents and Short-term Investments

The carrying value for the Company's cash and cash equivalents and short-term investments approximate fair values as of December 31, 2014 and 2013 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Fair Value Fixed-Maturity Securities held as Available-for-Sale

The Company's fixed-maturity securities held as available-for-sale are carried at fair value as of December 31, 2014. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

Stock Split

In August 2013, the Company effected a 2.5 for 1 forward stock split (the "Stock Split") of all of its issued and outstanding shares of common stock. All holders of the Company's Series A and Series B preferred shares converted their preferred shares to common stock prior to the effectiveness of the stock split. All share and per share information provided in this report reflects the effect of the split for all periods presented.

Stock Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of FASB ASC Topic 718 – Compensation – Stock Compensation, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with FASB ASC Topic 718, the Company recognizes stock-based compensation, if any, in the consolidated statements of operations on a straight line basis over the vesting period of the stock award. For those stock awards vesting 100 % at the issue date, the Company recognizes stock-based compensation immediately.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2014-09. On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which modifies the guidance for revenue recognition. While insurance contracts are not within the scope of this updated guidance, the Company's fee income may be subject to this updated guidance. The Company is in the process of evaluating the new guidance, however, the adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.  ASU 2014-09 is effective for annual and interim reporting periods beginning after December 16, 2016.

Accounting Standards Update No. 2014-12. On June 19, 2014, the FASB issued Accounting Standards Update No. 2014-12 ("ASU 2014-12"), Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects the vesting and that can be achieved after the requisite service period be treated as a performance condition. As of December 31, 2014, the Company has not issued stock options with performance targets under the 2005 Management Incentive Plan or the 2013 Equity Compensation Plan. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements. The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.

Accounting Standards Update No. 2014-15. In August 2014, the FASB issued Accounting Standards Update No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements – Going Concern (Subtopic 205-40). The purpose of this update is to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 applies to all reporting entities and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. Adoption of this guidance is expected to have no effect on the Company's consolidated financial statements.

3.  RELATED PARTY TRANSACTIONS

In December 2012, HAHC entered into a Convertible Promissory Note with Inter-Atlantic Fund, L.P. and Phoenix Associates, Inc., ( companies controlled by a shareholder and former director, respectively). See Note 9 Convertible Notes Payable for additional disclosure.

In August 2013, HAHC entered into an agreement or the "Advisory Agreement", with Inter-Atlantic Advisors III, Ltd., or "Inter-Atlantic", under which Inter-Atlantic agrees to perform certain management services for the Company. A number of our directors are among the beneficial owners of Inter-Atlantic. The Advisory Agreement has an initial term of six years, to be automatically renewed from year-to-year thereafter, unless terminated by either party upon 60 days notice prior to the termination of the initial or any renewal term.  For its services, the Company will pay Inter-Atlantic an annual fee of $300,000, as well as, an annual grant of shares of our common stock with an aggregate fair market value of $150,000 at the time of grant, plus reimburse Inter-Atlantic's expenses incurred in connection with the performance of its service. As long as the Advisory Agreement is in effect and the fees and expense reimbursements are paid, the directors of the Company that are affiliated with Inter-Atlantic have agreed to waive any other compensation for their service as directors.

For the year ended December 31, 2014, the Company incurred an expense of $450,000 (of which $150,000 is represented by the issuance of 288,462 shares of common stock), for services performed under the Advisory Agreement.

For the year ended December 31, 2013, the Company incurred an expense of $125,000 for services performed under the Advisory Agreement.

4.  INVESTMENTS

Investment income, net of investment expenses totaled $43,603 and $41,649 for the years ended December 31, 2014 and 2013, respectively.

For the year ended December 31, 2014, there were $73 in unrealized gains/(losses) on fixed-maturity securities held as available-for-sale. There were no realized gains or losses recognized for the periods due to the short term nature of the investments held. The intent is to hold to maturity certificates of deposit carried at amortized cost.

The following table provides the Company's short-term, restricted and long-term investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments:

	December 31, 2014		December 31, 2013
	Book Value	Fair Value Carrying Value	Book Value	Fair Value Carrying Value
Financial Assets:
Restricted certificates of deposit	$3,490,000	$3,490,000	$785,000	$785,000
Restricted money markets	300,000	300,000	215,000	215,000
Long-term investments	3,430,000	3,430,000	1,960,000	1,960,000
Short-term investments	1,231,881	1,231,881	4,151,011	4,151,011
	$8,451,881	$8,451,881	$7,111,011	$7,111,011

	December 31, 2014		December 31, 2013
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certificates of deposit	Less than 1 year	0.10% - 1.40%	Less than 1 year	0.10% - 0.25%
Restricted money markets	Less than 1 year	–	Less than 1 year	–
Long-term investments	More than 1 year	0.75% - 1.50%	More than 1 year	0.30% - 0.70%
Short-term investments	Less than 1 year	0.35% - 0.70%	Less than 1 year	0.20% - 1.24%

The following table provides the Company's fixed-maturity securities classified as available-for-sale which are carried at fair value as of December 31, 2014:

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed Maturities:

Obligations of states, municipalities and political subdivisions	$3,827,268	$6,331	$(6,354)	$3,827,245
U.S. Treasury - held as restricted	539,558	96	-	539,654

Total Fixed Maturities	$4,366,826	$6,427	$(6,354)	$4,366,899

The amortized cost and fair value of available-for-sale fixed-maturity securities at December 31, 2014, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014

Remaining Time to Maturity	Amortized Cost Basis	Fair Value

Less than one year	$570,236	$569,734
One to five years	1,985,297	1,981,134
Five to ten years	162,124	162,519
More than ten years	1,649,169	1,653,512

Total	$4,366,826	$4,366,899

Other-than-temporary Impairment ("OTTI")

The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual security is other-than-temporarily-impaired, including:

•	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;

•	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;

•	general market conditions and industry or sector specific factors;

•	nonpayment by the issuer of its contractually obligated interest and principal payments; and

•	the Company's intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss positions at December 31, 2014 were immaterial. The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at December 31, 2014.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial assets carried at fair value have been classified, for disclosure purposes, based on the hierarchy established within FASB ASC Topic 820-10 – Fair Value Measurements and Disclosures. When market prices are not available, fair value is generally estimated utilizing valuation techniques that vary by asset class and incorporate available trade, bid and other market information, when available. The acceptable valuation techniques include (a) market approach, which uses prices or relevant information derived from market transactions for identical or comparable assets or liabilities, (b) the Income Approach, which converts future amounts such as cash flows or earnings to a single present value amount based on current market expectations about those future amounts, and (c) the Cost Approach, which is based on the amount that currently would be required to replace the service capacity of an asset. In certain circumstances, these valuation techniques may involve some level of management estimation and judgment which becomes significant with increasingly complex instruments or pricing models. Where appropriate, adjustments are included to reflect the risk premium inherent in a particular methodology, model or input used.

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

The Company's short-term investments comprised of certificates of deposit held at financial institutions which are not measured at fair value on a recurring basis. A portion of the Company's cash and cash equivalents include money market mutual fund accounts held at financial institutions which are measured at fair value on a recurring basis. Fixed-maturity securities held as available-for-sale are carried at fair value in our consolidated financial statements. The following tables provide information as of December 31, 2014 and 2013, about the Company's financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Money market mutual funds	$3,372,527	$-	$-	$3,372,527
Restricted money market mutual funds	300,000	-	-	300,000
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	3,827,245	-	3,827,245
U.S. Treasury	-	539,654	-	539,654
Total	$3,672,527	$4,366,899	$-	$8,039,426

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Money market mutual funds	$5,903,478	$-	$-	$5,903,478
Restricted money market mutual funds	-	-	-	-
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	-	-	-
U.S. Treasury	-	-	-	-
Total	$5,903,478	$-	$-	$5,903,478

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included as a Level 1 measurement in the table above. The fair values for available-for-sale fixed-maturity securities are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2014.

6.  PROPERTY, EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013	Useful Life
Computer equipment	$231,860	$222,225	3 years
Office equipment	17,409	13,999	5 years
Furniture and fixtures	142,450	106,524	5 years
Software installation and development	929,316	750,200	3 years
Total, at cost	1,321,035	1,092,948
Less accumulated depreciation and amortization	(976,540)	(848,432)
Property and equipment, net	$344,495	$244,516

Depreciation and amortization expense for property, equipment and software totaled $128,107 and $88,770 for the years ended December 31, 2014 and 2013, respectively.

7.  DEFERRED POLICY ACQUISITION COSTS

Total capitalized deferred policy acquisition costs as of December 31, 2014 and December 31, 2013, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $7,897,806 and $6,214,334, respectively.

Changes in deferred policy acquisition costs for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred policy acquisition charges, beginning of the period	$6,214,334	$5,274,515
Capitalized costs	14,429,241	11,451,353
Amortized costs	(12,745,769)	(10,511,534)
Deferred policy acquisition charges, end of the period	$7,897,806	$6,214,334

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Losses and Loss Adjustment Expenses

The following table provides the reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for 2014 and 2013:

	2014	2013
Reserve for losses and LAE, beginning of year	$15,884,062	$11,641,296
Reinsurance recoverables on losses and LAE	(15,090,175)	(10,618,032)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	793,887	1,023,264

Add provision for claims and LAE occurring in:
Current year	2,882,295	2,015,107
Prior years	48,000	244,000

Net incurred losses and LAE during the current year	2,930,295	2,259,107

Deduct payments for claims and LAE occurring in:
Current year	2,111,930	1,927,482
Prior years	598,146	561,002

Net claim and LAE payments during the current year	2,710,076	2,488,484

Reserve for losses and LAE, net of reinsurance recoverables, at end of year	1,014,106	793,887

Reinsurance recoverables on losses and LAE	13,995,400	15,090,175

Losses and loss adjustment expenses at December 31	$15,009,506	$15,884,062

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in an increase of $48,000 and $244,000 for the years ended December 31, 2014 and 2013, respectively.

9.  CONVERTIBLE NOTES PAYABLE

As of December 31, 2013, the Convertible Promissory Note agreements with Inter-Atlantic Fund, L.P. and Phoenix Associates, Inc. (companies controlled by a shareholder and former director, respectively) in the amounts of $950,000 and $50,000, respectively, with an interest rate equal to 10 % per annum (accelerating to 12.5 % per annum in the event of default) were converted into 2,306,152 and 124,988 common shares, respectively.

During the year ended December 31, 2013, interest expense on these notes totaled $68,164.

10.  STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2014 and December 31, 2013, the Company has 20,500,000 shares of preferred stock, convertible, 12.50 % cumulative, $0.0001 par value per share, authorized and none issued and outstanding.

Common Stock

As of December 31, 2014, the Company had 40,000,000 shares authorized and 17,479,852 shares issued and 16,168,852 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

As of December 31, 2013, the Company had 40,000,000 shares authorized and 17,181,140 shares issued and 15,831,140 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

There were no common stock warrants issued during the years ended December 31, 2014 and 2013.

11.  EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings per common share and diluted earnings per common share computations reported on the Consolidated Statements of Operations for the year ended December 31, 2014 and 2013:
	Year Ended
	December 31,
	2014	2013
Basic earnings per common share
Net income	$2,164,125	$1,968,763
Cumulative dividend	-	(974,179)
Adjusted net income	$2,164,125	$994,584

Weighted average common shares outstanding	16,126,689	6,777,047

Basic earnings per common share	$0.13	$0.15

	Year Ended
	December 31,
	2014	2013
Diluted earnings per common share
Net income	$2,164,125	$1,968,763
Add interest expense on convertible promissory notes	-	45,540
Adjusted net income	$2,164,125	$2,014,303

Weighted average common shares outstanding	16,162,352	16,731,140
Effect of diluted securities:
Stock options	1,287,250	902,500
Diluted common shares outstanding	17,449,602	17,633,640

Diluted earnings per common share	$0.12	$0.11

12. STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 – Compensation – Stock Compensation.

Incentive Plans

The Company's 2005 Management Incentive Plan (the "2005 Plan") provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2005 Plan, options may be granted to purchase a total not to exceed 789,475 shares in the aggregate (as adjusted for the 2.5:1 forward split), made up of original issue shares, treasury share or a combination of the two. Options have a life of 10 years and vest at a rate of 25% per year, beginning 12 months from their date of issue. At December 31, 2013, options to purchase 783,750 shares have been granted under the 2005 Plan.

On October 24, 2013, the Board of Directors ("the Board) of the Company unanimously approved and adopted the 2013 Equity Compensation Plan (the "2013 Plan") which became effective October 24, 2013. The 2013 Plan provides granting of stock options, incentive stock options, stock awards, and restricted stock units to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2013 Plan, options may be granted to purchase a total not to exceed 2,925,000 shares, made up of original issue shares, treasury shares or a combination of the two. The 2013 Plan will terminate on October 23, 2023. At December 31, 2014, options to purchase 1,965,000 shares of common stock and 39,000 shares of common stock in the form of a stock award had been granted under the 2013 Plan.

At December 31, 2014, options to purchase under the 2005 Plan was 773,500 shares and under the 2013 Plan was 1,965,000 shares for a total of 2,738,500 shares.

A summary of the activity of the Company's stock option plan (as adjusted for the 2.5:1 forward split) for the years ended December 31, 2014 and 2013 is as follows:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Cont. Term	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	783,750	$0.78	5.91	$-
Granted	1,925,000	$0.50
Outstanding at December 31, 2013	2,708,750	$0.58	8.41	$4
Granted	40,000	$1.00
Exercised	(10,250)	$0.50
Outstanding at December 31, 2014	2,738,500	$0.59	7.32	$226

Exercisable at December 31, 2014	1,287,250	$0.67	5.95	$75

The fair value of options granted is estimated using a market value approach and the Black-Scholes option pricing model using the following assumptions for the year ended December 31, 2014 and 2013:

	Year Ending December 31, 2014	Year Ending December 31, 2013

Dividend Yield	0.00%	0.00%
Expected Volatility	22%	25%
Risk-free interest rate	1.65%	1.75%
Expected life (in years)	5.21	5.21

The Company records stock-based compensation expense related to granting stock options in general and administrative expenses.  The Company recognized compensation expense as follows for the year ended December 31, 2014 and 2013:

	Year Ending
	December 31,
	2014	2013

Total gross compensation expense	$61,623	$-
Total tax benefit associated with compensation expense	(7,677)	-
Total net compensation expense	$53,946	$-

As of December 31, 2014, the Company expects to record compensation expense in the future as follows:

	Year Ending December 31,

	2015	2016	2017	2018	2019
Total gross unrecognized compensation expense	$34,944	$34,944	$34,944	$28,365	$81
Tax benefit associated with unrecognized compensation expense	(686)	(686)	(686)	(556)	-
Total net unrecognized compensation expense	$34,258	$34,258	$34,258	$27,809	$81

Stock options granted in 2014 had a weighted average grant date fair value of $0.02. Stock options granted in 2013 had a weighted average grant date fair value of $0.10.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2014	2013
Gross Deferred Tax Assets:
Loss reserve discount	$14,915	$12,713
Unearned premium reserve discount	339,224	235,548
Organization costs (net of amortization)	64,390	62,239
Unearned ceding commissions	3,808,108	2,742,835
Stock-based compensation	7,677	-
Total Deferred Tax Assets	4,234,314	3,053,335
Valuation allowance	-	-
Total Adjusted Deferred Tax Assets	$4,234,314	$3,053,335

Deferred Tax Liabilities
Deferred policy acquisition costs	$2,685,253	$2,112,873
Property, equipment and software	31,126	7,241
Total deferred tax liabilities	2,716,379	2,120,114
Net Deferred Tax Assets	$1,517,935	$933,221

As of December 31, 2014 and 2013, it was determined that no valuation allowance against deferred tax assets was considered necessary.

In assessing the realizability of deferred tax assets, management utilizes the criteria established under Accounting Standards Codification (ASC) 740 to annually evaluate the need for a deferred tax valuation allowance in order to determine whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. The results of operations during the years ended December 31, 2014 and 2013, continued growth in the Company's insurance policy and premium base with a wider demographic and geographic spread, as well as changes in the Company's reinsurance and catastrophe coverage were also considered important factors in assessing the realizability of deferred tax assets.

The total income tax provision (benefit) incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The significant items causing this difference for 2014 and 2013 are as follows:

2014	Tax Effect	Tax Rate
Income before taxes at statutory rate	$1,131,629	34.0%
Meals and entertainment	9,613	0.29%
Other	22,955	0.69%
Total	$1,164,197	34.98%

2013	Tax Effect	Tax Rate
Income before taxes at statutory rate	$1,022,716	34.0%
Meals and entertainment	9,800	0.33%
Other	6,708	0.22%
Total	$1,039,224	34.55%

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

For the 12 month period commencing April 1, 2014 and ending March 31, 2015, the Company reinsured its property and casualty risk under quota share reinsurance treaties with third party reinsurers. The treaties cover 80% of its risk under property coverage on any one loss occurrence not to exceed $110 million; 10% of its risk under property coverage on any one loss occurrence not to exceed $4 million and approximately 64% of its risk under casualty coverage.

Property catastrophe treaties, which went into effect on the same day and having the same term as the quota share treaties, develop over four layers and 20% of our risk on property coverage on a gross loss of $110 million excess of $4 million per occurrence. The Company's net retention is $400,000 per loss occurrence.

Commencing August 1, 2014 and ending November 30, 2014, the Company purchased a fifth layer of property catastrophe reinsurance with third party reinsurers to cover its potential maximum loss during the 2014 hurricane season.  The layer extended the Company's coverage to $140 million, excess of $4 million of ultimate net loss arising out of each loss occurrence. When this coverage was in force, the Company's net retention on each loss occurrence remained at $400,000.

From April 1, 2013 through March 31, 2014, the Company reinsured with various third party reinsurers under residential quota share reinsurance treaties, 90% of its risk. The reinsurers' liability under the quota share arrangement beginning in respect to any one loss occurrence shall not exceed $80 million. Property catastrophe treaties, which went into effect on the same day and have the term as the quota share treaties, develop over four layers and cover a gross loss of $76 million excess of $4 million per occurrence. The Company's net retention is $400,000 per occurrence.

The Company also purchases reinsurance covering non-weather losses (two occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage, which was in force during 2014 and 2013, had been obtained principally to protect the Company in the event of a large fire loss.

The effects of reinsurance on premiums written and earned were as follows, for the years ended December 31, 2014 and December 31, 2013:

	2014		2013
	Written	Earned	Written	Earned

Direct premiums	$73,620,300	$64,895,484	$57,957,011	$53,238,811
Ceded premiums	(65,079,700)	(60,484,640)	(51,683,634)	(48,422,943)

Net Premiums	$8,540,600	$4,410,844	$6,273,377	$4,815,868

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of HAIC's reinsurance balances under the above described reinsurance treaties as of December 31, 2014 and December 31, 2013:

	2014	2013

Ceded premiums payable	$4,342,874	$3,271,858
Ceded loss adjustment expenses	$4,763,808	$4,424,649
Ceded loss and loss adjustment expense reserve	$13,995,400	$15,090,175
Ceded unearned premium reserve	$35,442,177	$27,924,037
Ceded earned premiums	$60,484,640	$48,422,943

The following is a summary of the names of each of HAIC's significant reinsurer and the amount due from each for paid losses, LAE and unearned premium.

	2014			2013
	Paid Losses & LAE	Unearned Premium	Total Receivable	Paid Losses & LAE	Unearned Premium	Total Receivable
Maiden Reinsurance Company	$85,203	$-	$85,203	$84,395	$-	$84,395
NGM Insurance Company	53,033	-	53,033	11,630	-	11,630
Arch Reinsurance Company	378,977	-	378,977	460,006	7,511,308	7,971,314
Endurance Reinsurance Corp. of America	138,392	-	138,392	178,974	3,129,712	3,308,686
Catlin RE	214,945	4,002,194	4,217,139	-	-	-
Montpelier Insurance Company	107,472	2,001,097	2,108,569	-	-	-
Swiss Re	198,953	4,002,193	4,201,146	-	-	-
RLI Insurance Company	151,525	-	151,525	123,916	-	123,916
SCOR Reinsurance Company	396,192	4,002,194	4,398,386	213,273	3,129,712	3,342,985
Endurance Specialty	19,853	-	19,853	92	-	92
Houston Casualty	7,804	-	7,804	27	-	27
R+V Versicherung AG	590,652	4,913,513	5,504,165	308,614	3,825,256	4,133,870
Everest Re	490,410	8,024,398	8,514,808	177,864	6,259,424	6,437,288
Taiping	94,895	1,600,877	1,695,772	26,680	938,914	965,594
Qatar Re	276,910	4,894,615	5,171,525	-	-	-
SCOR Switzerland	-	-	-	44	-	44
Paladin CAT Management	-	-	-	49	-	49
Odyssey RE	137,195	2,001,097	2,138,292	88,981	3,129,712	3,218,693
SCOR Global	68,541	-	68,541	328	-	328
Lloyds Syndicates	60,451	-	60,451	603	-	603
Partner RE Europe LTD (France)	-	-	-	104	-	104
Total	$3,471,403	$35,442,178	$38,913,581	$1,675,580	$27,924,038	$29,599,618

15.  CONCENTRATION OF CREDIT RISK

The Company has exposure and remains liable in the event of an insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer base companies.

Financial instruments which potentially subject the Company to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit and fixed-maturity securities, as well as premium balance in the course of collection. At times, the Company's bank deposits may exceed the FDIC limit.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2019. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2015	$$166,848
2016	174,709
2017	91,284
2018	22,188
2019	12,519
$$467,548

Rent expense under such leases in the year ended December 31, 2014 and December 31, 2013 was $123,187 and $101,746, respectively.

Litigation

The Company is the defendant in routine litigation involving matters that are incidental to the claims function of the Company's insurance business for which estimated losses are included in unpaid loss and loss adjustment expense reserves in the Company's consolidated financial statements. It is management's opinion that these lawsuits are not material individually or in the aggregate to the Company's financial position, results of operations, or cash flow.

17.  REGULATORY REQUIREMENTS AND RESTRICTIONS

HAIC is subject to the laws and regulations of the State of Texas and the regulations of any other states in which HAIC conducts business. State regulations cover all aspects of HAIC's business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. The Texas Insurance Code requires all property and casualty insurers to have a minimum of $2.5 million in capital stock and $2.5 million in surplus. HAIC has capital and surplus in excess of this requirement.

As of December 31, 2013, HAIC's total statutory surplus was $8,963,573 (capital stock of $2,500,000 and surplus of $6,463,573).

As of December 31, 2014, HAIC's total statutory surplus was $12,317,735 (capital stock of $2,500,000 and surplus of $9,817,735).

As of December 31, 2014, HAIC had restricted cash and investments totaling $4.3 million pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, which includes $1.0 million of restricted assets.  Restricted assets represent investments currently awaiting substitution with various states for matured securities. As of December 31, 2013, HAIC had pledged to the Department of Insurance $1.0 million. See Note 1 Organization and Summary of Significant Accounting Policies, Investments for additional disclosure.

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

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of December 31, 2014 and 2013, there were no material permitted statutory accounting practice utilized by HAIC.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.  SUBSEQUENT EVENTS

On February 2, 2015, the Company issued 227,273 shares of common stock at $0.66 a share to Inter-Atlantic Management, Inc. or "Inter-Atlantic". A number of our directors are among the beneficial owners of Inter-Atlantic. Per the terms of the Advisory Agreement dated August 1, 2013, Inter-Atlantic Management, Inc. will be issued annually on February 1st , a grant of the Company's common stock which in aggregate will have a fair market value of $150,000 at the time of grant.

On February 16, 2015 the Company completed placement of its new 2015 catastrophe reinsurance program with a panel of third party reinsurers, effective April 1, 2015. Coverage was extended to $150 million in excess of $5 million in the new treaty year.

On February 16, 2015, the Company completed placement of its new 2015 quota share reinsurance program with a panel of third party reinsurers, effective April 1, 2015. The quota share ratio remains the same (90%) as the current program. Certain participants on the program will change from the 2014 program.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This Form 10-K Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption for smaller reporting company filers from the internal control audit requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended December 31, 2013, it was concluded that a material weakness existed in our internal control over financial reporting related to an incorrect classification of cash and cash equivalents, short-term investments, and general and other accrued expenses during the first, second, and third quarters of 2013.
This material weakness resulted in certain adjustments to the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the year to date period ended March 31, 2013, including comparatively presented periods, that we previously included in our Form S-1/A filed on August 9, 2013 and for the year to date period ended June 30, 2013 and September 30, 2013, including comparatively presented periods, that we previously included in our quarterly reports on Forms 10-Q filed in 2013. These restatements resulted in money market mutual fund accounts held at financial institutions which were previously classified as short-term investments to be now classified as cash and cash equivalents. In addition, checks issued in excess of cash book balances, not yet presented for payment, which were previously classified as cash and cash equivalents are now classified as general and other accrued expenses payable.

In response to the material weakness described above, our financial reporting review process now includes, a determination and review of (i) checks issued in excess of cash book balances, not yet presented for payment, classified as general and other accrued expenses payable and (ii) money market mutual fund accounts held at financial institutions classified as cash and cash equivalents in the Consolidated Balance Sheets.

Based on the measures taken and implemented, management has tested the newly implemented control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2014.

Changes in Internal Control over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the year ended December 31, 2014 which have materially affected or would likely materially affect our internal control over financial reporting.

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

Name	Age	Position
Spencer W. Tucker	69	Director and Chief Executive Officer
Frederick S. Hammer	78	Director
Brett G. Baris	40	Director
James F. Leary	85	Director
Richard L. Viton	49	Director
Andrew S. Lerner	49	Director
Michael C. Rosentraub	61	Chief Financial Officer, Treasurer, and Secretary
Debbie L. Carter	49	Senior Vice President of Operations
Michael S. Cox	47	Vice President, Director of Sales & Marketing
Brent W. Parker	48	Vice President, Director of Claims
Efram Ware	45	Vice President, Product Development

Directors and Executive Officers

Spencer W. Tucker is the Founder, President and Chief Executive Officer of Homeowners of America Holding Corporation "HAHC" and its subsidiaries. Mr. Tucker has served on our board of directors since 2005.  Mr. Tucker has been our Chief Executive Officer since April 2006. He has over 50 years of insurance industry experience. Before starting HAHC, Mr. Tucker started and managed the Texas programs of ASI Lloyds, a subsidiary of ARX Holding Corporation,  as a Vice President of that company. Mr. Tucker has served as President and CEO of American Capitol Insurance Company (Houston), Associates Insurance Group (Dallas), Associates Financial Life Insurance Company (Dallas), Associates Property and Casualty Insurance Company (Dallas), Southeast Surplus Underwriters (Beaumont). He has also served in senior executive capacities with Vesta County Mutual (Dallas), Ranchers and Farmers Mutual (Beaumont), and AVCO Financial Services (Newport Beach, California). Mr. Tucker is a Fellow of the Life Management Institute with specialties in Accounting and Finance. Mr. Tucker has a BS in Business Administration from Cal-State University, Hayward, California. Mr. Tucker's extensive experience in the insurance business, including in an executive capacity with various insurers, makes him qualified to serve on our board of directors.

Frederick S. Hammer has served on our board of directors since 2005. Mr. Hammer has been the Co-Chairman of Inter-Atlantic Group since 1994 and is a member of the firm's investment committee. Mr. Hammer served as Executive Vice President of The Chase Manhattan Bank, where he was responsible for the bank's global consumer activities including its retail branch network and consumer lending and deposit businesses. He also served as Chairman, President and Chief Executive Officer of Mutual of America Capital Management Corporation where he directed a $7 billion investment portfolio. Other positions held include President of SEI Asset Management Group, where he originated their multi-manager investment operations; Chairman and Chief Executive Officer of Meritor Financial Group; Executive Vice President of Associates Corp. of North America; and Vice President of Bankers Trust Co. where he was secretary of the Asset/Liability Management Committee. Mr. Hammer is a former Director of VISA and VISA International. Mr. Hammer holds an A.B. degree in Mathematics, magna cum laude, from Colgate University and received his M.S. and Ph.D. degrees in Economics from Carnegie-Mellon University. He taught Finance and Banking at The Wharton School, The University of Indiana, and New York University's Graduate School of Business Administration. Mr. Hammer's extensive knowledge and experience in the area of finance and investment, as well as his experience as a director of a publicly held company, makes him qualified to serve on our board of directors.

Brett G. Baris has served on our board of directors since 2005. Mr. Baris is a Partner of Inter-Atlantic Group, where he has been employed since 1998, and is a member of Inter-Atlantic Group's investment committee. From 2007-2009, Mr. Baris was also the Executive Vice President of special purpose acquisition company Inter-Atlantic Financial, Inc. Mr. Baris was a Vice President of Guggenheim Securities, LLC, Inter-Atlantic Group's former NASD broker-dealer operation, until 2003, and held series 7, series 24 and series 63 NASD licenses. Prior to joining Inter-Atlantic Group, Mr. Baris spent two years as an analyst in the Financial Institutions Group of Salomon Smith Barney Inc. At Salomon Smith Barney, Mr. Baris worked predominantly on collateralized debt offerings and securitizations in the student loan finance area. Mr. Baris is a Director of Inter-Atlantic portfolio companies Ceannate Corp., HedgeCo Networks, LLC, and Tio Networks, Inc. He is also a Founder and Director of Credibility Capital, Inc. Mr. Baris holds a B.A. in Economics, magna cum laude, from Tufts University and an M.B.A. from Columbia Business School. He is a member of the Phi Beta Kappa National Honor Society and the Beta Gamma Sigma International Honor Society. Mr. Baris's extensive experience in finances and investments, as well as prior board experience, makes him qualified to serve on our board.

James F. Leary has served on our board of directors since 2005. Mr. Leary has been Managing Director of Benefit Capital SouthWest, Inc., a financial advisory firm located in Dallas, TX since 1999. Previously, he founded and was Managing General Partner of Sunwestern Investment Group, Dallas, TX, one of the largest venture capital groups in the Southwest. Under his leadership, Sunwestern formed domestic limited partnerships as well as offshore investment companies to invest in portfolio companies. Sunwestern was one of the first venture groups to use Small Business Investment Companies, partially funded by the U.S. government, to complement the Group's investments. During his professional career, Mr. Leary has held high level executive positions including Senior Executive Vice President, Director and Chief Financial Officer of The Associates First Capital Corporation, a large financial services conglomerate and now part of Citigroup, Inc. Before joining The Associates, Mr. Leary was employed by CIT Financial Corporation, New York, NY, as well as its banking subsidiary, National Bank of North America. Mr. Leary is a Director of several funds managed by Capstone Asset Management Company, Houston, TX. Mr. Leary earned his Undergraduate Degree from the School of Foreign Service, Georgetown University, and his Masters Degree in Banking and Finance from New York University. He also attended the advanced Management Program at the Graduate School of Business Administration at Harvard University. Mr. Leary's background in investment banking, extensive executive experience with a large financial services corporation, as well as his prior board experience, makes him qualified to serve on our board of directors.

Richard L. Viton has served on our board of directors since 2009. Mr. Viton is a Partner of Inter-Atlantic Group which he joined in 2008 and is a member of Inter-Atlantic Group's investment committee. Mr. Viton is currently a Managing Director for Samuel A. Ramirez & Co, Inc., the largest Hispanic-owned investment bank. With over 25 years of financial services experience as a senior level investment banker and previously in a corporate finance role, Mr. Viton has significant industry client relationships and extensive transaction execution experience. Mr. Viton has specialized in the insurance sector in Managing Director roles at UBS Investment Bank as well as Credit Suisse, with particular strength in its cross-over with other financial services sectors including asset management, transaction processing, finance companies, and banking. Mr. Viton holds a Master of Management degree from the J.L. Kellogg School of Management and a Bachelor of Arts in Economics from Northwestern University. Mr. Viton is a member of the Association of Insurance and Financial Analysts. Mr. Viton's over 25 years of experience of investment banking and corporate finance, his significant industry relationships and experience with the insurance industry, makes him qualified to serve on our board of directors.

Andrew S. Lerner was appointed to our board of directors in October 2012. Mr. Lerner is the Managing Partner of Inter-Atlantic Group, where he has been employed since 1995. From 2007-2009, Mr. Lerner was also the Chief Executive Officer of special purpose acquisition company Inter-Atlantic Financial, Inc. Mr. Lerner was also President and Managing Director of Guggenheim Securities, LLC, Inter-Atlantic Group's former broker-dealer operation, until 2003. He was responsible for its day-to-day affairs including all supervisory, financial, regulatory, compliance and broker-dealer activities. Mr. Lerner is a Director of HedgeCo Networks, LLC, a Director of Ceannate Corp. and an advisory board member of Tio Networks, Inc., which are portfolio companies of Inter-Atlantic. He is a former Director of Higher One Holdings, Inc. and several other Inter-Atlantic Group current and past portfolio companies. Mr. Lerner has over 20 years of experience in the financial services industry. Prior to joining Inter-Atlantic Group, he served as an investment banker in the Financial Institutions Group of Smith Barney Inc. for four years and in its Mortgage and Asset Finance Group for two years. Mr. Lerner holds a B.S.E. in Electrical Engineering and Computer Science from Princeton University and an M.B.A. in Finance from The Wharton School, University of Pennsylvania. Mr. Lerner's extensive experience in the financial services industry, understanding of regulatory and compliance matters, as well as his executive experience and prior board memberships, makes him qualified to serve on our board of directors.

Michael C. Rosentraub is the Chief Financial Officer of HOAIC since May 2011. Mr. Rosentraub graduated from The University at Albany with a Bachelor of Science degree in Accounting and Business Administration. Mr. Rosentraub has over 20 years of experience in the insurance and financial services industries within the United States, Europe, and Asia. Prior to joining Homeowners of America, Michael held senior management positions with Citibank, CitiFinancial, The Associates and Associates Insurance Group in finance, insurance product and program development, claims, risk management and vendor management.

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

Michael S. Cox is the Vice President, Director of Sales and Marketing of HOAIC since February 2009. Mr. Cox is a graduate of Stephen F. Austin State University where he received his Bachelor of Business Administration degree in Marketing. Mr. Cox has over 17 years of insurance industry experience with most of his career spent in property and casualty focused on personal lines. Prior to joining Homeowners of America, Mr. Cox worked with Safeco Insurance as a Regional Sales Manager in the Louisiana and Oklahoma markets. In addition, Mr. Cox worked for AIG Agency Auto as a Regional Sales and Marketing Manager overseeing the Texas, Colorado and New Mexico markets.

Brent W. Parker is the Vice President, Director of Claims of HOAIC since April 2010. Mr. Parker attended college at Texas Tech University and graduated from Tarleton State University where he received his Bachelor of Business Administration degree in General Business. Mr. Parker has over 20 years of insurance industry experience with property and casualty claims in both commercial and personal lines and catastrophe claims. Prior to joining Homeowners of America, Mr. Parker was a Claims Consultant with American Contractors Insurance Group. Before joining ACIG, he was a Vice President and Claims Manager with Beacon Insurance Group. Mr. Parker has claims experience in Texas, South Carolina and Virginia, in addition to his experience in over 20 other states. Mr. Parker has served on the Dallas/Fort Worth Claims Managers Council, as an officer for the Dallas Claims Association, a member of the Texas Claims Association, and has served on the Loss Committee for the Association of Fire and Casualty Companies of Texas. Mr. Parker obtained professional designations of CRIS as a Construction Risk and Insurance Specialist and MLIS as a Management Liability Insurance Specialist and he is currently a member of the Dallas Claims Association.

Efram Ware is the Vice President, Product Development since June 2014. Mr. Ware holds an MBA from Texas Southern University and an undergraduate degree from Georgia State University. Prior to joining Homeowners of America, Mr. Ware was the Product Development Manager at Assurant in Miami, Florida. Mr. Ware has over 15 years of insurance industry experience.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company's common stock are not required to comply with Section 16 of the Exchange Act.

Corporate Governance

The Company confirms there has been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees and directors, including our chief executive officer and chief financial officer. A copy may be obtained, without charge, by written request to the Company Attention: Corporate Secretary.

Information Relating to Our Audit Committee of the Board of Directors

The purpose of the Audit Committee is to assist our Board of Directors in the oversight of the integrity of the consolidated financial statements of our company, our company's compliance with legal and regulatory matters, the independent auditor's qualification and independence, and the performance of our company's independent auditors and independent actuaries. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company's accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. We are not required to have an Audit Committee consisting solely of independent directors, as we are neither listed on NASDAQ, nor the New York Stock Exchange. The Audit Committee currently consists of Messrs. Leary, Baris, and Viton. Mr. Leary, an independent director, serves as Chairman of the Audit Committee. The Board of Directors has determined that Mr. Leary qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the SEC.

ITEM 11.    Executive Compensation

Compensation of Executive Officers

The following table sets forth the 2014 and 2013 compensation for our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Award		Total
Spencer W. Tucker	2014	$220,000	$52,500	$-		$272,500
Chief Executive Officer	2013	$200,476	$-	$-		$200,476

Debbie L. Carter	2014	$150,000	$30,000	$520	(1)	$180,520
Senior Vice President of Operations	2013	$137,636	$-	$-		$137,636

Michael C. Rosentraub	2014	$150,000	$30,000	$520	(1)	$180,520
Chief Financial Officer	2013	$137,887	$-	$-		$137,887

(1) Represents 1,000 shares of common stock at $0.52 per share issued as a stock award under the Company's 2013 Equity Compensation Plan.

Employment Agreements

We entered into an employment agreement with Mr. Tucker on November 11, 2005, pursuant to which Mr. Tucker agreed to serve as chief executive officer of the Company. Mr. Tucker's employment agreement provides for an annual base salary of $100,000, which shall be reviewed by the board of directors annually and may be increased based on such factors the board considers relevant, and the board may also, in its sole discretion, provide an annual bonus. The employment agreement further entitles Mr. Tucker to participate in the Company's stock option, pension, retirement, deferred compensation, savings, life, medical, dental, disability or other welfare benefit plans maintained by the Company for its employees. Mr. Tucker may also participate in any perquisite programs determined by the board and be reimbursed for reasonable business travel. The agreement is terminable by the Company for cause with no severance payment. If the agreement is terminated without cause the Company shall pay a severance payment equal to the amount of the base salary, in the rate in effect immediately prior to the termination, for an 18 month period and the Company shall continue to provide any other benefits provided under the agreement for such time period. If the agreement is terminated due to death or disability, there is no severance payment. The agreement may also be terminated by Mr. Tucker for "good reason" (including assignment of significantly different duties, failure of Company to obtain assumption of the agreement upon change in control, certain relocation of place of business and material, sustained reduction in base salary) upon 30 days prior written notice. If the agreement is not renewed by the Company, (other than as a result of the executive's death, disability, termination for cause) or if the executive terminates the agreement for "good reason," the severance period shall be one (1) year. Mr. Tucker is subject to non-confidentially and non-disparagement obligations both during and after employment with the Company. He is further subject to non-solicitation obligation for 2 years after termination and non-compete obligations for a restriction period of 18 months from termination.

We have not entered into employment agreements with any of our other current executive officers.

Director Compensation

Our non-employee Directors received the following annual compensation in 2014:

Name	Fees Earned or paid in cash ($)	Option Awards ($)	All Other (1) Compensation	Total Compensation
Brett G. Baris (2)	$-	$-	$957	$957
Frederick S. Hammer (2)	$-	$-	$2,806	$2,806
James F. Leary	$35,004	$-	$949	$35,953
Andrew S. Lerner (2)	$-	$-	$957	$957
Richard L. Viton (2)	$-	$-	$957	$957

(1) Reflects reimbursement of expenses relating to participation in board meetings.
(2) In August 2013, we entered into an Advisory Agreement with Inter-Atlantic Advisors, III, Ltd., "Inter-Atlantic". Brett G. Baris, Frederick S. Hammer, Andrew S. Lerner, and Richard L. Viton are among the beneficial owners of Inter-Atlantic.  For its services, the Company will pay Inter-Atlantic an annual fee of $300,000, as well as, an annual grant of shares of our common stock with an aggregate fair market value of $150,000 at the time of grant, plus reimburse Inter-Atlantic's expenses incurred in connection with the performance of its service.  The directors of the Company that are affiliated with Inter-Atlantic have agreed to waive any other compensation for their service as our directors. During 2014, the Company paid Inter-Atlantic $300,000 for its services, as well as an annual grant of 288,462 shares of common stock with an aggregate fair market value of $150,000.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of the end of last fiscal year.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Spencer W. Tucker	-	1,000,000	(1)	$0.50	10/23/2023
	-	1,000,000

Debbie L. Carter	25,000	-		$0.40	1/8/2017
	62,500	-		0.50	4/9/2017
	162,500	-		0.80	12/18/2017
	-	200,000	(1)	0.50	10/23/2023
	250,000	200,000

Michael C. Rosentraub	62,500	-		$0.60	4/30/2021
	-	225,000	(1)	0.50	10/23/2023
	62,500	225,000

(1)One-fifth of the stock options vest on each anniversary of the grant date, beginning October 24, 2014.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 regarding securities authorized for issuance under the  2005 Management Incentive Plan and the 2013 Equity Compensation Plan, which has been approved by our shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )

Equity compensation plans approved by security holders (1)	2,738,500	$0.59	921,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,738,500	$0.59	921,000

(1) Represents shares issuable upon the exercise of outstanding stock options issued under the 2005 Management Incentive Plan and the 2013 Equity Compensation Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 26, 2015 by our executive officers and directors (individually and as a group) and each person who is known by us to beneficially own more than five percent of our common stock.

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

	Common Stock
Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Executive Officers and Directors:
Andrew S. Lerner (3)	1,612,754	9.84%
Spencer W. Tucker (4)	1,375,000	8.39%
Brett G. Baris (5)	1,142,020	6.96%
Frederick S. Hammer	731,468	4.46%
Richard L. Viton	695,879	4.24%
Debbie L. Carter (6)	353,500	2.16%
Michael C. Rosentraub (7)	171,000	1.04%
Michael S. Cox (8)	146,000	*
Brent W. Parker (9)	96,000	*
James F. Leary (10)	26,250	*
Efram Ware	-	-
Officers and Directors as a Group (11 persons)	6,349,871	38.73%
Principal Stockholders:
Berco Limited (11)	2,043,851	12.46%
Partners Group Secondary 2004 L.P. (12)	1,762,821	10.75%
Pfizer Master Retirement Trust (13)	2,043,851	12.46%
The Prudential Insurance Company of America (14)	1,021,925	6.23%
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
(2)  Based upon 16,397,125 shares of common stock issued and outstanding as of March 26, 2015. Shares of common stock that are subject to options currently exercisable within 60 days of March 27, 2015 are deemed outstanding for computing the percentage ownership of the person holding such options but not deemed outstanding for computing the percentage ownership of any other person.
(3)  Mr. Lerner beneficially owns more than 5% of our common stock. The address for Mr. Lerner is 419 Park Avenue South, Suite 807 New York, NY 10016.
(4)  Mr. Tucker beneficially owns more than 5% of our common stock and includes 200,000 shares underlying options that are exercisable on or within 60 days of March 27, 2015. The address for Mr. Tucker is 1333 Corporate Drive, Suite 325 Irving, TX 75038.
(5)   Mr. Baris beneficially owns more than 5% of our common stock. The address for Mr. Baris is 419 Park Avenue South, Suite 807 New York, NY 10016.
(6)  Includes 290,000 shares underlying options that are exercisable on or within 60 days of March 27, 2015.
(7)  Includes 170,000 shares underlying options that are exercisable on or within 60 days of March 27, 2015.
(8)  Includes 145,000 shares underlying options that are exercisable on or within 60 days of March 27, 2015.
(9)  Includes 95,000 shares underlying options that are exercisable on or within 60 days of March 27, 2015.
(10)  Includes 20,000 shares underlying options that are exercisable on or within 60 days of March 27, 2015.
(11)  The address of Berco Limited is c/o Misland Capital, 9 Upper Belgrave Street, London, Berkshire, UK SW1 X88D.
(12)  The address of Partners Group Secondary 2004, L.P. is Tudor House, Le Bordage, St. Peter Port, Guernsey, UK, GY1 1DB.
(13)  The address of Pfizer Master Retirement Trust is c/o Northern Trust Company, C1-N, 801 South Canal Street, Chicago, IL 60607.
(14)  The address of The Prudential Insurance Company of America is 100 Mulberry Street GC2 10th Floor, Newark, NJ 07102.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Inter-Atlantic Fund, L.P. Promissory Note

As of December 31, 2013, the Convertible Promissory Note agreement with Inter-Atlantic Fund, L.P. (a company controlled by a shareholder) in the amount of $950,000, with an interest rate equal to 10 % per annum (accelerating to 12.5 % per annum in the event of default) was converted into 2,306,152 common shares.

Advisory Agreement with Inter-Atlantic Advisors III, Ltd.

In August 2013, we entered into an agreement or the "Advisory Agreement", with Inter-Atlantic Advisors III, Ltd., or "Inter-Atlantic", under which Inter-Atlantic agrees to perform certain management services for the Company. A number of our directors are among the beneficial owners of Inter-Atlantic. The Advisory Agreement has an initial term of six years, to be automatically renewed from year-to-year thereafter, unless terminated by either party upon 60 days' notice prior to the termination of the initial or any renewal term. For its services, we will pay Inter-Atlantic an annual fee of $300,000, as well as, an annual grant of shares of our common stock with an aggregate fair market value of $150,000 at the time of grant, plus reimburse Inter-Atlantic's expenses incurred in connection with the performance of its service. As long as the Advisory Agreement is in effect and the fees and expense reimbursements are paid, the directors of the Company that are affiliated with Inter-Atlantic have agreed to waive any other compensation for their service as our directors.

Other than the agreements mentioned above and any compensation agreements and other arrangements which are described under "Executive Compensation," there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Director Independence

The Board of Directors is required to determine which directors satisfy the criteria for independence under the rules of its listing stock exchange. To be considered independent, a director may not maintain any relationship that would interfere with his or her independent judgment in completing the duties of a director. The rules state that certain relationships preclude a board finding of independence, including a director who is, or during the past three years was, employed by the company, and any director who accepts any payments from the company in excess of $120,000 during the current year or any of the past three years, other than director fees or payments arising solely from investments in the company's securities. Rules often provide that ownership of company stock by itself would not preclude a board finding of independence. Our Board of Directors consists of six directors, including five non-employee directors. Our Board of Directors has concluded there is at least one non-employee director whom is independent, Mr. James F. Leary.

ITEM 14.    Principal Accounting Fees and Services

Principal Registered Public Accounting Firm

Weaver and Tidwell, L.L.P. was our principal registered accounting firm for fiscal years 2014 and 2013.

Audit Fees

The following table sets forth the aggregate fees for services provided by Weaver and Tidwell, L.L.P., our principal accountant for the years ended December 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Audit Fees	$46,000	$133,500
Audit Related Fees	900	9,000
Tax Fees	-	-
All Other Fees	-	253
Total	$46,900	$142,753

"Audit Fees" represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings. "All Other Fees" represent fees billed for services provided to us not otherwise included in the categories above.

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

Schedule VI. Supplemental Information Concerning Consolidated Property and Casualty Insurance Operations

The following table provides certain information related to the Company's property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE current year	Incurred Loss and LAE prior years	Paid Losses and LAE	Net Investment Income

2014	$15,010	$2,882	$48	$2,710	$44
2013	$15,884	$2,015	$244	$2,488	$42

	As of December 31,	For the Year Ended December 31,			As of December 31,
	Policy Deferred Acquisition Cost (DAC)	Amortization of DAC	Net Premiums Written	Net Premiums Earned	Unearned Premiums

2014	$7,898	$(12,746)	$8,541	$4,411	$40,022
2013	$6,214	$(10,512)	$6,273	$4,816	$31,297

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Homeowners of America Holding Corporation. (Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K (File No. 333-189686), filed December 30, 2013.)

3.2
Bylaws of Homeowners of America Holding Corporation. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed August 8, 2013, effective August 9, 2013, as amended.)

4.1
Specimen Certificate Evidencing Shares of Common Stock. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

4.2
Specimen Certificate Evidencing Shares of Series A Preferred Stock. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

4.3
Specimen Certificate Evidencing Shares of Series B Preferred Stock. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

4.4
Investor Rights Agreement, dated November 11, 2005, between Homeowners of America Holding Corporation and certain of its security holders. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

4.5
Stock Restriction Agreement, dated November 11, 2005, between Homeowners of America Holding Corporation and Spencer W. Tucker. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.1
2005 Management Incentive Plan. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.2
Stock Purchase Agreement, dated September 15, 2005, between Homeowners of America Holding and Richard P. Backus. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.3
Amendment No. 1 to Stock Purchase Agreement, dated November 11, 2005, between Homeowners of America Holding and Richard P. Backus. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.4
Securities Purchase Agreement, dated November 11, 2005, between Homeowners of America Holding Corporation and certain investors. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.5
Employment Agreement, dated November 11, 2005, between Homeowners of America Holding Corporation and Spencer W. Tucker. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.6
Property Catastrophe Excess of Loss Reinsurance Contract, between Homeowners of America Insurance Company and participants American Standard Insurance Company of Wisconsin, Sirius International Insurance Group, Underwriters at Lloyds and SCOR Global P&C SE Paris. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.7
Property Per Risk Excess of Loss Reinsurance Contract, between Homeowners of America Insurance Company and participants Hannover Rueckversicherung-Aktiengesellschaft, Lloyds Syndicate No. 2791 MAP Underwriting (MAP), Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML) and Lloyds Syndicate No. 2987 BRIT (BRIT), effective April 1, 2012. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.8
Residential Quota Share Reinsurance Contract, between Homeowners of America Insurance Company and participants Arch Reinsurance Company, Endurance Reinsurance Corporation of America, SCOR Reinsurance Company and RLI Insurance Company, effective April 1, 2012. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.9
Residential Property Quota Share Reinsurance Contract, between Homeowners of America Insurance Company and participant R+V Versicherung AG, effective April 1, 2011. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.10
Private Passenger Automobile Excess of Loss Reinsurance Contract, between Homeowners of America Insurance Company and Maiden Reinsurance Services LLC, effective June 1, 2011. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.11
Addendum No. 1 to Private Passenger Automobile Excess of Loss Reinsurance Contract, between Homeowners of America Insurance Company and Maiden Reinsurance Services LLC, effective June 1, 2011. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.12
Private Passenger Automobile Quota Share Reinsurance Contract, between Homeowners of America Insurance Company, Maiden Reinsurance Services, LLC and NGM Insurance Company, effective June 1, 2011. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.13
Top Layer Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company, Participants R+V Versicherung AG, Houston Casualty Company; UK Branch, SCOR Global P&C SE Paris, Lloyds Syndicate No. 1274 Antares (AUL), Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML), Lloyds Syndicate No.2987 BRIT (BRIT) and Walbaoum International/Sirius International Insurance Group, effective August 15, 2012. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.14
Top Layer Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants Houston Casualty Company; UK Branch, SCOR Global P&C SE Paris, Lloyds Syndicate No. 2001 Amlin Underwriting Limited (AML), Lloyds Syndicate No. 2791 MAP Underwriting (MAP) and Lloyds Syndicate No.2987 BRIT (BRIT), effective August 15, 2012. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.15
Underlying Property Catastrophe Excess Reinsurance Contract, between Homeowners of America Insurance Company and participant R+V Versicherung AG effective April 1, 2012. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.16
Print/Mail Service Contract, dated September 1, 2006, between Homeowners of America Insurance Company and PRIMORIS Services LLC. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.17
Policy Tracking System (PTS) Product and Service Agreement, dated January 12, 2006, between Homeowners of America Holding Corporation and Information Distribution & Marketing, Inc. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.18
Contract Addendum for Auto Line Business to PTS Contract, dated February 9, 2008, between Homeowners of America Holding Corporation and Information Distribution & Marketing, Inc. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.19
Underlying Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and R+V Veraicherung A.G., effective April 1, 2013. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.20
Property Catastrophe Excess of Reinsurance Contract, between Homeowners of America Insurance Company and participants Sirius International Insurance Company, Lloyd's Underwriters and Companies and R+V Veraicherung A.G., effective April 1, 2013. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.21
Property Per Risk Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company , Everest Reinsurance Company and Hannover Rück SE, effective April 1, 2013. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.22
Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and Odyssey Reinsurance Company, effective April 1, 2013. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.23
Residential Property Quota Share Reinsurance Contract between Homeowners of America Insurance Company and R+V Veraicherung A.G., effective April 1, 2013. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.24
Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Arch Reinsurance Company, Endurance Specialty Insurance Ltd., Everest Reinsurance Company, SCOR Reinsurance Company, ad Taiping Reinsurance Co. Ltd., effective April 1, 2013. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.25
Advisory Agreement between Homeowners of America Holding Company and Inter-Atlantic Advisors III, Ltd., effective on the effective date of this Registration Statement. (Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-189686), originally filed June 28, 2013, effective August 9, 2013, as amended.)

10.26
Stock Purchase Agreement, dated as of August 31, 2013, by and among Homeowners of America Holding Company, Inc., Spencer Tucker and Richard Backus 8-K September 6, 2013. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-189686), filed September 6, 2013.)

10.27
Homeowners of America Holding Company, Inc. 2013 Equity Compensation Plan 8-K October 30, 2013. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-189686), filed December 30, 2013.)

10.28
Underlying Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and R+V Versicherung A.G., effective April 1, 2014. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended June 30, 2014 (File No. 333-189686), filed August 14, 2014.)

10.29
Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants Everest Reinsurance Company, Shelter Mutual Insurance Company, Sirius International Insurance Corporation, and Lloyd's Underwriters, effective April 1, 2014. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the period ended June 30, 2014 (File No. 333-189686), filed August 14, 2014.)

10.30
Property Per Risk Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants Everest Reinsurance Company and Hannover Rück SE, effective April 1, 2014. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the period ended June 30, 2014 (File No. 333-189686), filed August 14, 2014.)

10.31
Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Catlin Insurance Company Ltd., Everest Reinsurance Company, Montpelier Reinsurance Ltd., Odyssey Reinsurance Company, SCOR Reinsurance Company, and Taiping Reinsurance Co. Ltd., effective April 1, 2014. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the period ended June 30, 2014 (File No. 333-189686), filed August 14, 2014.)

10.32
Addendum 1 to the Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Catlin Insurance Company Ltd., Everest Reinsurance Company, Montpelier Reinsurance Ltd., Odyssey Reinsurance Company, SCOR Reinsurance Company, and Taiping Reinsurance Co. Ltd., effective April 1, 2014. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the period ended June 30, 2014 (File No. 333-189686), filed August 14, 2014.)

10.33
Residential Property Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Q-RE LLC and R+V Versicherung A.G., effective April 1, 2014. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the period ended June 30, 2014 (File No. 333-189686), filed August 14, 2014.)

10.34
Reinstatement Premium Protection Reinsurance Contract between Homeowners of America Insurance Company and Tokio Millennium Re AG, effective April 1, 2014. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the period ended June 30, 2014 (File No. 333-189686), filed August 14, 2014.)

10.35
Multiple Line Quota Share Reinsurance Agreement between Homeowners of America Insurance Company and Swiss Reinsurance America Corporation, effective April 1, 2014. (Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q for the period ended June 30, 2014 (File No. 333-189686), filed August 14, 2014.)

10.36
Top Layer Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants American Standard Insurance Company of Wisconsin, Everest Reinsurance Company, Hamilton Re, Ltd., Hannover Re Ltd., Shelter Reinsurance Company, XL Re Ltd., Fubon Insurance Co., Ltd., Sirius International Insurance Corporation for and on behalf of P.R.A.M., Taiping Reinsurance Co. Ltd., and Lloyd's Underwriters, effective August 1, 2014. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended September 30, 2014 (File No. 333-189686), filed November 14, 2014.)

10.37*†
Two-Year Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants Everest Reinsurance Company, Markel Bermuda Limited, Shelter Mutual Insurance Company, XL Re, Ltd., Sirius International Insurance Corporation for and on behalf of P.R.A.M., Lloyd's Underwriters, Allied World Assurance Company, Ltd., American Standard Insurance Company of Wisconsin, Hannover Re (Bermuda) Ltd., Mapfre Re, Compania De Reaseguros, S.A., MS Frontier Reinsurance Limited, American International Reinsurance Company, Ltd., and Fubon Insurance Co., Ltd. effective April 1, 2015.

10.38*†	Fourth Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and Certain Insurance Companies, effective April 1, 2015.
10.39*†	Residential Property Net Quota Share Reinsurance Contract between Homeowners of America Insurance Company and R+V Versicherung A.G., effective April 1, 2015.
10.40*†
Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants XL Re Ltd., Lloyd's Underwriters, and Hamilton Re, Ltd., effective April 1, 2015.

10.41*†	Residential Property Quota Share Reinsurance Contract between Homeowners of America Insurance Company and Qatar Reinsurance Company LLC, Bermuda Branch, effective April 1, 2015.
10.42*†
Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Catlin Re Switzerland Ltd. (Bermuda Branch), Everest Reinsurance Company, Odyssey Reinsurance Company, SCOR Reinsurance Company, and Taiping Reinsurance Co. Ltd., effective April 1, 2015.

10.43*†	Reinstatement Premium Protection Reinsurance Contract between Homeowners of America Insurance Company and Everest Reinsurance Company, effective April 1, 2015.
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

 *    Filed herewith

**    Furnished herewith

 †  Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

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

HOMEOWNERS OF AMERICA HOLDING CORPORATION

March 27, 2015	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

March 27, 2015	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spencer Tucker	Chief Executive Officer	March 27, 2015
Spencer Tucker	(Principal Executive Officer)

/s/ Michael C. Rosentraub	Chief Financial Officer (Principal Financial Officer	March 27, 2015
Michael C. Rosentraub	and Principal Accounting Officer)

/s/ Frederick S. Hammer	Director	March 27, 2015
Frederick S. Hammer

/s/ Brett G. Baris	Director	March 27, 2015
Brett G. Baris

/s/ James F. Leary	Director	March 27, 2015
James F. Leary

/s/ Richard L. Viton	Director	March 27, 2015
Richard L. Viton

/s/ Andrew S. Lerner	Director	March 27, 2015
Andrew S. Lerner