Form 10-Q
period 2015-03-31
Homeowners of America Holding Corp
filed 2015-05-14
CIK 1346922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of May 13, 2015 was 16,397,125.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.
i

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Homeowners of America Holding Corporation
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets:
Cash and cash equivalents	$6,920,199	$5,648,278
Short-term investments	546,881	1,231,881
Restricted cash and investments	2,760,000	3,790,000
Restricted fixed-maturity securities, available-for-sale, at fair value (amortized cost $539,602 as of March 31, 2015 and $539,558 as of December 31, 2014 )	542,824	539,654
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $3,787,960 as of March 31, 2015 and $3,827,268 as of December 31, 2014)	3,791,487	3,827,245
Long-term investments	7,840,000	3,430,000
Accrued investment income	68,414	55,908
Due and deferred premiums	4,355,246	5,089,131
Balance due from reinsurers	55,805,474	54,157,528
Property, equipment and software, net	310,902	344,495
Deferred policy acquisition costs	7,861,318	7,897,806
Prepaid expenses and other	311,431	552,728
Deferred tax assets, net	1,499,484	1,517,935

Total assets	$92,613,660	$88,082,589

Liabilities:

Loss and loss adjustment expenses	$14,768,255	$15,009,506
Advance premiums	179,313	74,172
Ceded reinsurance premiums payable	8,449,205	4,342,874
Unearned premiums	39,846,287	40,021,934
Unearned ceding commissions	11,151,736	11,200,317
Commissions payable, reinsurers and agents	4,031,055	3,754,929
General and other accrued expenses payable	2,100,686	2,232,547
Income tax payable	170,784	-
Taxes, licenses and other fees payable	51,021	765,782

Total liabilities	80,748,342	77,402,061
Stockholders' equity:
Common stock, $0.0001 par value per share; 40,000,000 shares authorized; 17,708,125 shares issued and 16,397,125 shares outstanding as of March 31, 2015 and 17,479,852 shares issued and 16,168,852 shares outstanding as of December 31, 2014	1,640	1,617
Treasury stock, $0.0001 par value per share; 1,311,000 common shares as of March 31, 2015 and December 31, 2014	(131)	(131)
Additional paid-in-capital	6,368,379	6,209,265
Accumulated other comprehensive income	6,749	73
Retained earnings	5,488,681	4,469,704

Total stockholders' equity	11,865,318	10,680,528

Total liabilities and stockholders' equity	$92,613,660	$88,082,589

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended
March 31, 2015 and 2014

Revenues:	March 31, 2015	March 31, 2014

Premiums earned	$18,433,681	$14,444,123
Ceded premiums	(17,243,390)	(13,146,456)
Net premiums earned	1,190,291	1,297,667
Policy fees	1,369,250	1,126,725
Ceding commissions and reinsurance profit share	5,394,380	3,356,198
Investment income, net of investment expenses	16,132	7,447
Loss adjustment and other fee income	304,693	323,042

Total revenue	8,274,746	6,111,079

Expenses:

Losses and loss adjustment expenses	677,170	350,976
Policy acquisition and other underwriting expenses	4,444,055	3,559,222
General and administrative expenses	1,597,738	1,469,724

Total expenses	6,718,963	5,379,922

Income before income taxes	1,555,783	731,157

Provision (benefit) for income taxes:
Current	518,355	264,610
Deferred	18,451	(8,698)
Total income taxes	536,806	255,912

Net income	$1,018,977	$475,245

Cumulative preferred stock dividends	-	-

Net income available to common stockholders	$1,018,977	$475,245

Basic income per common share	$0.06	$0.03
Diluted income per common share	$0.06	$0.03
Cash dividend declared per common share	-	-

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014

Net income	$1,018,977	$475,245
Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising from the period	6,676	-
Deferred income taxes on above change	-	-
Total other comprehensive income, net of income taxes	6,676	-
Comprehensive income	$1,025,653	$475,245

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Three Months Ended
March 31, 2015

					Additional	Accumulated		Total
	Common Stock		Treasury Stock		Paid-In	Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income, net of Tax	Earnings	Equity

Balance December 31, 2014	16,168,852	$1,617	1,311,000	$(131)	$6,209,265	$73	$4,469,704	$10,680,528
Net income	-	-	-	-	-	-	1,018,977	1,018,977
Total other comprehensive income, net of income taxes	-	-	-	-	-	6,676	-	6,676
Stock options exercised	1,000	-	-	-	400	-	-	400
Common stock issued	227,273	23	-	-	149,977	-	-	150,000
Stock-based compensation	-	-	-	-	8,737	-	-	8,737

Balance March 31, 2015	16,397,125	$1,640	1,311,000	$(131)	$6,368,379	$6,749	$5,488,681	$11,865,318

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Three Months Ended
March 31, 2014

					Additional	Accumulated		Total
	Common Stock		Treasury Stock		Paid-In	Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income, net of Tax	Earnings	Equity

Balance December 31, 2013	15,831,140	$1,583	1,350,000	$(135)	$5,969,550	$-	$2,305,579	$8,276,577
Net income	-	-	-	-	-	-	475,245	475,245
Total other comprehensive income, net of income taxes	-	-	-	-	-	-	-	-
Stock options exercised	-	-	-	-	-	-	-	-
Common stock issued	288,462	29	-	-	149,971	-	-	150,000
Stock-based compensation	-	-	-	-	35,465	-	-	35,465

Balance March 31, 2014	16,119,602	$1,612	1,350,000	$(135)	$6,154,986	$-	$2,780,824	$8,937,287

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended
March 31, 2015 and 2014

	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net income	$1,018,977	$475,245
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Depreciation & amortization	38,362	27,295
Accounting charge related to stock-based compensation expense	8,737	35,465
Common stock compensation for management services	150,000	150,000
Amortization of premium/accretion of discount, net	34,068	-
Deferred tax assets	18,451	(8,698)
(Increase) decrease in:
Accrued investment income	(12,506)	1,607
Due and deferred premiums	733,885	516,025
Balance due from reinsurers	(1,647,946)	(7,196,571)
Deferred policy acquisition costs	36,488	(1,719)
Prepaid and other	241,297	(283,546)
Increase (decrease) in:
Losses and loss adjustment expenses	(241,251)	1,578,257
Advance premiums	105,141	60,777
Ceded reinsurance premiums payable	4,106,331	5,944,404
Unearned premiums	(175,647)	(15,178)
Unearned ceding commissions	(48,581)	(3,850)
Commissions payable, reinsurance & agents	276,126	652,879
General and other accrued expenses	(131,861)	47,197
Funds held under reinsurance treaty	-	2,782
Income tax payable	170,784	54,611
Taxes, licenses and other fees payable	(714,761)	(474,503)
Net cash provided by operating activities	3,966,094	1,562,479
Cash flows from investing activities:

Purchases of long-term certificate of deposit	(4,410,000)	-
Maturities of long-term certificate of deposit	-	1,960,000
Purchases of short-term investments	(1,215,000)	(2,715,000)
Maturities of short-term investments	2,930,000	1,309,717
Purchases of fixed-maturity securities, available-for-sale	(464,804)	-
Call or maturity of fixed-maturity securities, available-for-sale	470,000	-
Additions to furniture, equipment and software	(4,769)	(12,362)
Net cash provided by (used in) investing activities	(2,694,573)	542,355
Cash flows from financing activities:
Proceeds from stock options exercised	400	-
Net cash provided by financing activities	400	-

Net increase in cash and cash equivalents	1,271,921	2,104,834

Cash and cash equivalents, beginning of period	5,648,278	8,104,310

Cash and cash equivalents, end of the period	$6,920,199	$10,209,144

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$210,000

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Homeowners of America Holding Corporation ("HAHC") is an insurance holding company established to hold insurance entities for the purpose of marketing homeowner's insurance products on a national basis. HAHC owns 100% of Homeowners of America Insurance Company ("HAIC"). HAIC is domiciled in Texas, licensed in multiple states and is authorized to write various forms of homeowners and auto insurance. Coverage is concentrated in Texas. HAHC also owns 100% of Homeowners of America MGA, Inc. ("MGA"), a Texas Corporation, formed as a captive managing general agency to produce business in Texas and to provide marketing and claims administration services for HAIC. HAHC, along with its subsidiaries HAIC and MGA, are collectively referred to as "the Company".

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At March 31, 2015 and December 31, 2014, cash and cash equivalents consist of cash on deposit with financial institutions, as well as money market mutual funds.

General and other accrued expenses payable as of March 31, 2015 and December 31, 2014, include $1.1 million and $1.7 million, respectively, of checks issued in excess of cash book balances, not yet presented for payment.

Investments

The Company's investments are comprised of short-term, restricted, long-term investments and fixed-maturity securities classified as available-for-sale as of March 31, 2015 and December 31, 2014. Restricted investments and long-term investments are described below. Short-term investments include certificates of deposit with original maturities greater than three months and maturities of one year or less. Due to the short-term nature of these investments, significant changes in prevailing interest rates and economic conditions should not adversely affect the timing and amount of cash flows on such investments or their related values. Accordingly, certificates of deposit are carried at cost, which approximates fair value. Fixed-maturity securities are classified as available-for-sale when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity.  Fixed-maturity securities classified as available-for-sale are carried at fair value. The unrealized holding gains and losses, net of applicable deferred income taxes, are shown as a separate component of stockholders' equity as a part of accumulated other comprehensive income (loss) and, as such, are not included in the determination of net income (loss).

As of March 31, 2015 and December 31, 2014, the Company has restricted cash and investments, in the amount of $3.3 million and $4.3 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. Restricted assets are shown separately in the accompanying consolidated balance sheets as "Restricted cash and investments" and include money market accounts and certificates of deposits. "Restricted fixed-maturity securities, classified as available-for-sale" are shown separately in the accompanying consolidated balance sheets and recorded at fair value. With the approval of the Departments of Insurance, the Company may exchange the investments with other funds or investments. In respect to certificates of deposit, management intends to hold the portion of these restricted investments to their maturity. As such, these restricted certificates of deposit are carried at cost, which approximates fair value. Interest earned on these investments inures to the benefit of the Company.

The following table provides the Company's restricted cash and investments as of March 31, 2015 and December 31, 2014.

Restricted cash and investments	March 31, 2015	December 31, 2014
Money Market	$300,000	$300,000
Certificates of Deposit	2,460,000	3,490,000
US Treasury Bond	542,824	539,654
	$3,302,824	$4,329,654

As of March 31, 2015 and December 31, 2014, the Company's investments also included certificates of deposit that mature more than one year after the balance sheet date and are reflected on the consolidated balance sheets as Long-term investments. Based on management's intent to hold to maturity, these investments are carried at cost. Cost approximates fair value based on the rates currently offered for deposits of similar remaining maturities.

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

Comprehensive Income

FASB ASC Topic 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity, with appropriate adjustments to other comprehensive income. For the three months ended March 31, 2015, the Company recorded $6,676 of unrealized gains on available-for-sale securities in other comprehensive income.  There were no qualifying items reported in other comprehensive income for the three months ended March 31, 2014.

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

Ceding Commissions and Reinsurance Profit Share

Ceding commissions represent acquisition costs associated with insurance risk ceded to reinsurers and is earned on a pro-rata basis over the life of the associated policy. Reinsurance profit share is additional ceding commissions payable to the Company based upon attaining specified loss ratios within individual treaty years.  Reinsurance profit share income is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses and reserves for future loss development.

Policy Fees

Policy fee income includes application fees which are intended to reimburse the Company for a portion of the costs incurred in establishing the insurance. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written, while fees charged on policies where premiums are paid in installments, are recognized when collected.

Loss Adjustment and Other Fee Income

Loss adjustment and other fee income is recognized as income when collected. There is no amount over 5% of total revenue within this classification on the consolidated statements of operations for the three months ended March 31, 2015 and 2014.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of March 31, 2015 and December 31, 2014, no impairment has been recorded.

Deferred Policy and Acquisition Costs

Deferred policy acquisitions costs ("DAC") as of March 31, 2015 and December 31, 2014, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if management's estimates of future premium and investment income is reduced which could impair the Company's ability to recover these costs.

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

Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At March 31, 2015, the Company's tax years from 2010 through 2014 remain subject to examination.

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

Fair Value of Cash, Cash Equivalents and Short-term Investments

The carrying value for the Company's cash and cash equivalents and short-term investments approximate fair values as of March 31, 2015 and December 31, 2014 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Fair Value Fixed-Maturity Securities held as Available-for-Sale

The Company's fixed-maturity securities held as available-for-sale are carried at fair value as of March 31, 2015 and December 31, 2014. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the three months ended March 31, 2015, as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014, that are of significance, or potential significance, to the Company.

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

For the three months ended March 31, 2015, the Company incurred an expense of $225,000 (of which $150,000 is represented by the issuance of 227,273 shares of common stock) for services performed under the Advisory Agreement.

For the three months ended March 31, 2014, the Company incurred an expense of $225,000 (of which $150,000 is represented by the issuance of 288,462 shares of common stock) for services performed under the Advisory Agreement.

4.	INVESTMENTS

Investment income, net of investment expenses totaled $16,132 and $7,447 for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015, there were $6,676 in unrealized gains/(losses) on fixed-maturity securities held as available-for-sale.  There were no realized gains or losses recognized for the three months ended March 31, 2015 and March 31, 2014.  The intent is to hold to maturity certificates of deposit carried at amortized cost.

The following table provides the Company's short-term, restricted and long-term investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015		December 31, 2014
	Book Value	Fair Value / Carrying Value	Book Value	Fair Value / Carrying Value
Financial Assets:

Restricted certificates of deposit	$2,460,000	$2,460,000	$3,490,000	$3,490,000
Restricted money markets	300,000	300,000	300,000	300,000
Long-term investments	7,840,000	7,840,000	3,430,000	3,430,000
Short-term investments	546,881	546,881	1,231,881	1,231,881
Total	$11,146,881	$11,146,881	$8,451,881	$8,451,881

	March 31, 2015		December 31, 2014
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certificates of deposit	Less than 1 year	0.30% - 1.40%	Less than 1 year	0.10% - 1.40%
Restricted money markets	Less than 1 year	-	Less than 1 year	-
Long-term investments	More than 1 year	0.60% - 1.50%	More than 1 year	0.75% - 1.50%
Short-term investments	Less than 1 year	0.05% - 0.75%	Less than 1 year	0.35% - 0.70%

The following table provides the Company's fixed-maturity securities classified as available-for-sale which are carried at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed Maturities:

Obligations of states, municipalities and political subdivisions	$3,787,960	$8,618	$(5,091)	$3,791,487
U.S. Treasury- held as restricted	539,602	3,222	-	542,824
Total Fixed Maturities	$4,327,562	$11,840	$(5,091)	$4,334,311

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed Maturities:

Obligations of states, municipalities and political subdivisions	$3,827,268	$6,331	$(6,354)	$3,827,245
U.S. Treasury- held as restricted	539,558	96	-	539,654
Total Fixed Maturities	$4,366,826	$6,427	$(6,354)	$4,366,899

The amortized cost and fair value of available-for-sale fixed-maturity securities at March 31, 2015 and December 31, 2014, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015

Remaining Time to Maturity	Amortized Cost Basis	Fair Value

Less than one year	$570,394	$569,076
One to five years	1,926,643	1,928,435
Five to ten years	61,590	62,004
More than ten years	1,768,935	1,774,796
Total	$4,327,562	$4,334,311

	December 31, 2014

Remaining Time to Maturity	Amortized Cost Basis	Fair Value

Less than one year	$570,236	$569,734
One to five years	1,985,297	1,981,134
Five to ten years	162,124	162,519
More than ten years	1,649,169	1,653,512
Total	$4,366,826	$4,366,899

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

Securities with gross unrealized loss positions at March 31, 2015 and December 31, 2014 were immaterial. The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities.  The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes.  It is expected that the securities would not be settled at a price less than par value of the investments.  Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at March 31, 2015 and at December 31, 2014.

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

The Company's short-term investments comprised of certificates of deposit held at financial institutions which are not measured at fair value on a recurring basis. A portion of the Company's cash and cash equivalents include money market mutual fund accounts held at financial institutions which are measured at fair value on a recurring basis. Fixed-maturity securities held as available-for-sale are carried at fair value in our consolidated financial statements. The following tables provide information as of March 31, 2015 and December 31, 2014, about the Company's financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Money market mutual funds	$4,034,583	$-	$-	$4,034,583
Restricted money market mutual funds	300,000	-	-	300,000
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	3,791,487	-	3,791,487
U.S. Treasury	-	542,824	-	542,824
Total	$4,334,583	$4,334,311	$-	$8,668,894

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Money market mutual funds	$3,372,527	$-	$-	$3,372,527
Restricted money market mutual funds	300,000	-	-	300,000
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	3,827,245	-	3,827,245
U.S. Treasury	-	539,654	-	539,654
Total	$3,672,527	$4,366,899	$-	$8,039,426

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included as a Level 1 measurement in the table above. The fair values for available-for-sale fixed-maturity securities are based upon prices provided by an independent pricing service.  The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider.  Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or during the year ended December 31, 2014 .

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	PROPERTY, EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014	Useful Life
Computer equipment	$234,761	$231,860	3 years
Office equipment	17,409	17,409	5 years
Furniture and fixtures	142,450	142,450	5 years
Software installation and development	931,184	929,316	3 years
Total, at cost	1,325,804	1,321,035
Less accumulated depreciation and amortization	(1,014,902)	(976,540)
Property and equipment, net	$310,902	$344,495

Depreciation and amortization expense for property, equipment and software totaled $38,362 and $27,295 for the three months ended March 31, 2015 and 2014, respectively.

7.	DEFERRED POLICY ACQUISITION COSTS

Total capitalized deferred policy acquisition costs as of March 31, 2015 and March 31, 2014, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $7,861,318 and $6,216,053, respectively.

Changes in deferred policy acquisition costs for the three months ended March 31, 2015 and March 31, 2014, are as follows:

	March 31, 2015	March 31, 2014
Deferred policy acquisition charges, beginning of the period	$7,897,806	$6,214,334
Capitalized costs	3,541,680	2,834,495
Amortized costs	(3,578,168)	(2,832,776)
Deferred policy acquisition charges, end of the period	$7,861,318	$6,216,053

8.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

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

Losses and Loss Adjustment Expenses

The following table provides the reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the three months ended March 31, 2015 and for March 31, 2014:

	Three Months Ended March 31,
	2015	2014
Reserve for losses and LAE, beginning of period	$15,009,506	$15,884,062
Reinsurance recoverables on losses and LAE	(13,995,400)	(15,090,175)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	1,014,106	793,887

Add provision for claims and LAE occurring in:
Current year	390,477	98,976
Prior years	286,693	252,000

Net incurred losses and LAE during the current period	677,170	350,976

Deduct payments for claims and LAE occurring in:
Current year	225,615	167,599
Prior years	347,693	222,628

Net claim and LAE payments during the current period	573,308	390,227

Reserve for losses and LAE, net of reinsurance recoverables, at end of period	1,117,968	754,636

Reinsurance recoverables on losses and LAE	13,650,287	16,707,683

Reserve for losses and LAE, end of period	$14,768,255	$17,462,319

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in an increase of $286,693 and $252,000 for the three months ended March 31, 2015 and 2014, respectively.

9.	STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31, 2015 and December 31, 2014, the Company had 20,500,000 shares of preferred stock, convertible, 12.50% cumulative, $0.0001 par value per share, authorized and none issued and outstanding.

Common Stock

As of March 31, 2015, the Company had 40,000,000 shares authorized and 17,708,125 shares issued and 16,397,125 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

On February 1, 2015, the Company issued 227,273 shares of common stock at $0.66 per share, to Inter-Atlantic Management Inc.  Per the terms of the Advisory Agreement dated August 1, 2013, Inter-Atlantic Management Inc. will be issued annually on February 1st, a grant of the Company's common stock which in aggregate had a fair market value of $150,000 at the time of the grant.

As of December 31, 2014, the Company had 40,000,000 shares of authorized and 17,479,852 shares issued and 16,168,852 shares outstanding of $0.0001 par value common stock.  Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

There were no common stock warrants issued during the three months ended March 31, 2015 and March 31, 2014.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings per common share and diluted earnings per common share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended
	March 31,
	2015	2014
Basic earnings per common share
Net income	$1,018,977	$475,245
Cumulative dividend	-	-
Adjusted net income	$1,018,977	$475,245

Weighted average common shares outstanding	16,320,867	16,023,448

Basic earnings per common share	$0.06	$0.03

	Three Months Ended
	March 31,
	2015	2014
Diluted earnings per common share
Net income	$1,018,977	$475,245

Weighted average common shares outstanding	16,320,867	16,023,448
Effect of diluted securities:
Stock options	1,286,250	902,500
Diluted common shares outstanding	17,607,117	16,925,948

Diluted earnings per common share	$0.06	$0.03

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 – Compensation – Stock Compensation.

Incentive Plans

The Company's 2005 Management Incentive Plan (the "2005 Plan") provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company.  Under the 2005 Plan, options may be granted to purchase a total not to exceed 789,475 shares of common stock in the aggregate, made up of original issue shares, treasury shares or a combination of the two.  At March 31, 2015 and 2014, options to purchase 783,750 shares of common stock had been granted under the 2005 Plan.

The Company's 2013 Equity Compensation Plan (the "2013 Plan") provides for granting of stock options, incentive stock options, stock awards, and restricted stock units to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2013 Plan, options may be granted to purchase a total not to exceed 2,925,000 shares of common stock, made up of original issue shares, treasury shares or a combination of the two. At March 31, 2015, options to purchase 1,965,000 shares of common stock and 39,000 shares of common stock in the form of a stock award had been granted under the 2013 Plan.

A summary of the activity of the Company's stock option plan for the three months ended March 31, 2015 and March 31, 2014 is as follows:

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Cont. Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,738,500	$0.59	7.32	$226
Outstanding at March 31, 2015	2,737,500	$0.59	7.07	$747
Exercisable at March 31, 2015	1,286,250	$0.67	5.70	$262

Outstanding at December 31, 2013	2,708,750	$0.58	8.41	$4
Outstanding at March 31, 2014	2,708,750	$0.58	8.16	$21
Exercisable at March 31, 2014	902,500	$0.73	5.55	$6

The Company did not grant any stock options during the three months ended March 31, 2015 and 2014.

The Company records stock-based compensation expense related to granting stock options in underwriting and other operating expenses.  During the three months ended March 31, 2015, and 2014, the Company did not grant any stock options.  The Company recognized compensation expense as follows for the three months ended March 31:

	Three Months Ended March 31,
	2015	2014

Total gross compensation expense	$8,737	$35,465
Total tax benefit associated with compensation expense	(172)	(7,163)
Total net compensation expense	$8,565	$28,302

As of March 31, 2015, the Company expects to record compensation expense in the future as follows:

	Nine	Year ending December 31,
	months
	ending
	December 31, 2015	2016	2017	2018	2019
Total gross unrecognized compensation expense	$26,208	$34,944	$34,944	$28,365	$81
Tax benefit associated with unrecognized compensation expense	(515)	(686)	(686)	(556)	-
Total net unrecognized compensation expense	$25,693	$34,258	$34,258	$27,809	$81

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	INCOME TAXES

During the three months ended March 31, 2015, the Company recorded $536,806 of income tax expense which resulted in estimated annual effective tax rate of 34.10%.  The effective tax rate was primarily impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

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

From April 1, 2013 and ending March 31, 2014, the Company reinsured with various third party reinsurers under residential quota share reinsurance treaties, 90% of its risk. The reinsurers' liability under the quota share arrangement beginning in respect to any one loss occurrence shall not exceed $80 million. Property catastrophe treaties, which went into effect on the same day and have the same term as the quota share treaties, develop over four layers and cover a gross loss of $76 million excess of $4 million per occurrence. The Company's net retention is $400,000 per occurrence.

The Company also purchases reinsurance covering non-weather losses (two occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage which was in force during 2015 and 2014 had been obtained principally to protect the Company in the event of a large fire loss.

The effects of reinsurance on premiums written and earned were as follows, for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Written	Earned	Written	Earned

Direct premiums	$18,258,033	$18,433,681	$14,428,945	$14,444,123
Ceded premiums	(16,166,379)	(17,243,390)	(12,883,015)	(13,146,456)

Net Premiums	$2,091,654	$1,190,291	$1,545,930	$1,297,667

Following is a summary of HAIC's reinsurance balances under the above described reinsurance treaties as of and for the three months ended March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Ceded premiums payable	$8,449,205	$4,342,874
Ceded loss adjustment expenses	$825,508	$4,763,808
Ceded loss and loss adjustment expense reserve	$13,650,287	$13,995,400
Ceded unearned premium reserve	$35,284,456	$35,442,177
Ceded earned premiums	$17,243,390	$60,484,640

14.	CONCENTRATION OF CREDIT RISK

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

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2019. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2015 (9 months)	$125,136
2016	174,709
2017	91,284
2018	22,188
2019	12,519
$425,836

Rent expense under such leases for the three months ended March 31, 2015 and March 31, 2014 was $42,426 and $32,328, respectively.

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

As of December 31, 2014, HAIC's total statutory surplus was $12,317,735 (capital stock of $3,000,000 and surplus of $9,317,735).

As of March 31, 2015, HAIC's total statutory surplus was $13,544,812 (capital stock of $3,000,000 and surplus of $10,544,812).

As of March 31, 2015 and December 31, 2014, HAIC had restricted cash and investments totaling $3.3 million and  $4.3 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1, Organization and Summary of Significant Accounting Policies, Investments, for additional disclosure.

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company's surplus account, or "earned surplus".

The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HAIC in the first quarter of  2015 or during the year of 2014.

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of March 31, 2015 and December 31, 2014, there were no material permitted statutory accounting practice utilized by HAIC.

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
You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the SEC on March 27, 2015. Unless the context requires otherwise, as used in this Form 10-Q, the terms "HAHC," "we," "us," "our," "the Company," "our company," and similar references refer to Homeowners of America Holding Corporation and its subsidiaries.
OVERVIEW
General

HAHC is a property and casualty insurance holding company incorporated in Delaware in 2005.  In May 2006, we began selling property and casualty insurance products in Texas through our subsidiary, Homeowners of America Insurance Company (or "HAIC"), in April 2014, we began offering property and casualty insurance products in Arizona, and in April 2015, South Carolina.  Through the use of highly automated underwriting tools, we currently offer homeowners, dwelling fire and extended coverage, tenant and condominium owner's policies, within market segments which have proven to have long term profitability.  Using internet-enabled applications, our products are offered to the public through independent insurance agents.

To support future business development, the Company has applied for licenses to write business in thirty-two states.  To date, we have received certificates of authority from twenty-five including Alabama, Arkansas, Colorado, Delaware, Georgia, Indiana, Illinois, Iowa, Kentucky, Louisiana, Michigan, Missouri, Montana, Nebraska, Nevada, North Carolina, North Dakota, Oregon, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington and Wyoming to offer homeowners, dwelling fire and extended coverage, tenant and condominium owner's policies.  As a condition of granting a Certificate of Authority, a number of states require alien insurance companies to maintain pledged assets for the purpose of meeting obligations to policyholders and creditors.

The Company began selling homeowners coverage in Arizona in 2014 and South Carolina in April, 2015. The Company plans to begin selling homeowners products in Virginia later in 2015. The Company is researching additional states for future expansion, which aren't planned for entry until 2016 or later. Dwelling fire and extended coverage, tenant and condominium owners policies will be added to our current expansion states when the Company decides the market is right.

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

As mentioned previously, the Company sells insurance policies predominately in Texas.  As such, the health of the Texas economy and housing market has a direct impact on the Company's business activity.  The following selected statistics published monthly by the Real Estate Center at Texas A&M University are key indicators that management monitors when evaluating the Company's current financial condition and operating results:

•	Texas seasonally adjusted unemployment was 4.2% at March month end, as compared to the national U.S. rate of 5.5%.
•	Single family building permits were up 10.0% year over year as of March month end and single family home sales were up 10.8% year over year as of March month end.
•	Texas nonfarm employment rate increased 2.8% year over year as of March month end, as compared to an increase of the national U.S. rate of 2.3%.
  These favorable employment and housing economic trends, along with our competitive pricing in our target markets have resulted in improved premium production during the first quarter of 2015. The resulting increase in earned premium, along with improved reinsurance terms for the 2014 - 2015 treaty year are all factors which aided in the positive results recorded by the Company for the quarter ended March 31, 2015.

  The recent decline in the price of oil during the 4th quarter of 2014 is expected to have a negative impact on the Texas economy. If so, this will affect job growth and home sales, both of which were robust in 2014. The Company is taking steps to at least partially ameliorate the effects of a downturn. Expanding geographically into other states, as well as expansion into other parts of Texas, is the main component of this strategy.

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

Net income available to common stockholders was $1,018,977 for the three months ended March 31, 2015.  As of March 31, 2015 we had total assets of $92.6 million and stockholders' equity of $11.9 million.

At the end of 2014, our market share of the approximately $7.8 billion Texas homeowners insurance market was estimated to be 0.76% by SNL Financial, making us the 18th largest Texas homeowners company in terms of Texas premium.  As of March 31, 2015, our property insurance policy in force count of 78,005 represents annualized premiums of approximately $78.2 million as compared to the same time last year when our policy in force count was 63,261 and our in force premium was approximately $61.3 million as of March 31, 2014. Our policy growth year over year was 23.31%, while our in force premium grew 27.66%.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
Revenues:	2015	2014

Premiums earned	$18,433,681	$14,444,123
Ceded premiums	(17,243,390)	(13,146,456)
Net premiums earned	1,190,291	1,297,667
Policy fees	1,369,250	1,126,725
Ceding commissions and reinsurance profit share	5,394,380	3,356,198
Investment income, net of investment expenses	16,132	7,447
Loss adjustment and other fee income	304,693	323,042

Total revenue	8,274,746	6,111,079

Expenses:

Losses and loss adjustment expenses	677,170	350,976
Policy acquisition and other underwriting expenses	4,444,055	3,559,222
General and administrative expenses	1,597,738	1,469,724

Total expenses	6,718,963	5,379,922

Income before income taxes	1,555,783	731,157

Provision (benefit) for income taxes:
Current	518,355	264,610
Deferred	18,451	(8,698)
Total income taxes	536,806	255,912

Net income	$1,018,977	$475,245

Cumulative preferred stock dividends	-	-

Net income available to common stockholders	$1,018,977	$475,245

Basic income per common share	$0.06	$0.03
Diluted income per common share	$0.06	$0.03
Cash dividend declared per common share	-	-

Losses and loss adjustment expenses to net earned premium	56.89%	27.05%
Expenses to direct earned premium	32.78%	34.82%
Acquisition & underwriting and other operating expenses to fee income	85.48%	104.64%
Combined loss & expense to total earned revenue	81.36%	88.14%

Net income for the three months ended March 31, 2015 was $1,018,977 as compared to net income of $475,245 for the three months ended March 31, 2014. Results for the three months ended March 31, 2015, improved over the same time frame last year primarily as a result of enhanced fee income from policy production and ceding commissions coming from our quota share reinsurance program.

Operating income for the three months ended March 31, 2015 was favorably impacted by an increase in policy fee income and ceding commission income offset by an increase in loss and loss adjustment expenses and policy acquisition costs due to higher volume.

Our results of operations for the three months ended March 31, 2015 reflect net income of $1,018,977, or $0.06 earnings per diluted common share, compared to net income of $475,245, or $0.03 earnings per diluted common share, for the three months ended March 31, 2014.

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

Three Months ended March 31, 2015 compared to the Three Months ended March 31, 2014

Revenue

Premium production for the three months ended March 31, 2015 was $18.3 million, an increase of $3.8 million or 26.54% over the same period in 2014.  The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.

Gross Premiums Earned for the three months ended March 31, 2015 and 2014 were $18.4 million and $14.4 million, respectively.  The $4.0 million increase or 27.62%, is primarily the result of increased property insurance premium, which increased $3.8 million or 26.54%.

Premiums Ceded for the three months ended March 31, 2015 and 2014 were approximately $17.2 million and $13.1 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties. Premiums ceded were 93.54% and 91.02% of gross premiums earned during the three months ended March 31, 2015 and 2014, respectively, primarily the result of our 90% quota share reinsurance program.  We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our increase in in-force premium.

Net Premiums Earned for the three months ended March 31, 2015 and 2014 were $1.2 million and $1.3 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Ceding Commission and Other Fee Income for the three months ended March 31, 2015 was $6.1 million compared to $4.3 million for the three months ended March 31, 2014.  The primary factors for this improvement include increased earned premium, further supported by improved reinsurance terms for the 2014 - 2015 treaty year.

Reinsurance Profit Sharing income for the three months ended ended March 31, 2015 was $0.9 million compared to $0.5 million for the three months ended March 31, 2014. Reinsurance profit sharing income, calculated on a treaty year basis (April - March), is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses and reserves for future loss development. The $400,000 increase in income reported in 2015 is primarily due to the positive 4th quarter treaty year 2014 results reported in calendar year 2015.

Net Premiums Written during the three months ended March 31, 2015 and 2014 totaled $2.1 million and $1.5 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the three months ended March 31, 2015 and 2014 (values in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net premiums written	$2,091	$1,546
Change in unearned premium	18	2
Catastrophe & EXOL premium	(919)	(250)
Net premiums earned	$1,190	$1,298

Investment Income, Net of Investment Expenses increased approximately 116.62% in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, reflecting the Company's change in its investment policy, beginning June 1, 2014.  This change included the decision to invest a portion of its excess cash in high quality municipal bonds.

Expenses

Our Losses and Loss Adjustment Expenses amounted to at $0.7 million and $0.4 million, respectively, during the three months ended March 31, 2015 and 2014 primarily as a result of increased litigation costs associated with first party property claims. Our liability for losses and loss adjustment expense ("Reserves") is more fully described below under "Critical Accounting Policies and Estimates".  These Reserves include both case reserves on reported claims and our reserves for IBNR losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2015 and 2014 of $4.4 million and $3.6 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2014 is primarily attributable to the increase in our overall production.

General and Administrative Expenses for the three months ended March 31, 2015 and 2014 were $1.6 million and $1.5 million, respectively. The $100,000 increase is primarily attributable to increases in compensation and compensation-related costs, a direct result of our increase in head count from 40 employees as of March 31, 2014 to 46 employees as of March 31, 2015.

Income Taxes for the three months ended March 31, 2015 and 2014 were $0.5 million and $0.3 million, respectively, for state and federal taxes resulting in an effective tax rate of 34.10% for 2015 and 34.25% for 2014.  The effective tax rate for the three months ended March 31, 2015 was impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

Ratios:

The loss ratio applicable to the three months ended March 31, 2015 (losses and loss adjustment expenses incurred related to net premiums earned) was 56.89% compared to 27.05% for the three months ended March 31, 2014. The primary factors contributing to our increased loss ratio include additional catastrophe reinsurance ceded premiums and an increase in after cession losses due to higher litigation costs associated with first party property claims.

Our expenses  (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 32.78% for the three months ended March 31, 2015, compared to 34.82% for the three months ended March 31, 2014. The decrease in our expense ratio is primarily attributable to our ability to control acquisition and operating costs during the continued expansion of our book of business.

Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. The Company receives a ceding commission from reinsurers for the production of the business.  This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium.  For the three months ended March 31, 2015 our acquisition and underwriting and other operating expenses were 85.48%, of policy related fee income, as compared to 104.64% for the three months ending March 31, 2014.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the three months ended March 31, 2015 was 81.36% compared to 88.14% for the three months ended March 31, 2014.

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

In addition, the Company completed the placement of an excess of loss catastrophe reinsurance program, effective April 1, 2015, with a panel of third party reinsurers. These treaties replace the Company's excess of loss reinsurance program which expired March 31, 2015 and provides coverage on the Company's retained risk on its propery insurance business. Approximately 60% of the program will be for a period of 21 months, while the remaining 40% will have a term of 12 months.

LIQUIDITY AND CAPITAL RESOURCES
      HAIC's operational goals of premium growth and state expansion are dependent upon capital and surplus.

      Insurance companies capital and surplus levels are regularly monitored by the insurance department of its state of domicile. The primary tool used to monitor an insurance company's capital adequacy is the National Association of Insurance Commissioner's Risk Based Capital Model or "RBC". Remedial action of varying severity begin once an insurance company's RBC falls below 200%.  HAIC's ratio at December 31, 2014 was 458%.  The industry guidelines for net premium writings to surplus is approximately 3:1.  HAIC's net writings to surplus was .46 for the year ended December 31, 2014.

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

      Deferred policy acquisition costs "DAC" are reviewed quarterly by management and are expected to be recoverable from future income, including investment income.  However, the amount of DAC considered recoverable could be reduced in the near term if management's estimates of future premium and investment income is reduced, which could impair the Company's ability to recover these costs.

Cash Flows

        Our cash flows from operating and investing activities for the three months ended March 31, 2015 and 2014 are summarized below.

Summary of Cash Flows

	Three Months Ended
	March 31,
	2015	2014

Net cash provided by operating activities	$3,966,094	$1,562,479
Net cash provided by (used in) investing activities	$(2,694,573)	$542,355
Net cash provided by financing activities	$400	$-

Cash Flows for the three months ended March 31, 2015

      Net cash provided by operating activities for the three months ended March 31, 2015 was approximately $4.0 million.  Significant factors in this movement consisted primarily of an increase in cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses.  Net cash used by investing activities of $2.7 million was primarily due to purchases of fixed-maturity securities, classified as available-for-sale of $0.5 million, purchases of short-term investments of $1.2 million and purchases of long-term investments of $4.4 million, offset by redemptions of short-term investments of $2.9 million and $0.5 million from an early call of a fixed-maturity security, classified as available for sale. Net cash provided by financing activities total $400 for proceeds from stock options exercised.

Cash Flows for the three months ended March 31, 2014

      Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $1.6 million.  Significant factors in this movement consisted primarily of an increase in cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses.  Net cash provided by in investing activities of $0.5 million was primarily due to purchases of short-term investments of $2.7 million, offset by redemptions of short-term and long-term investments of $1.3 million and $1.9 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

      As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in accordance with U.S. GAAP.  In the preparation of these consolidated financial statements, Company management has made estimates and judgments to develop amounts reported as part of our results.  Material estimates that are particularly susceptible to changes over time are primarily related to our claim reserves.  These include estimates for known claims, claims incurred but not yet reported and income taxes.

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

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) the Company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded these disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the quarter ended March 31, 2015 which have materially affected or would likely materially affect our internal control over financial reporting.

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

ITEM 1a – RISK FACTORS

      There have been no material changes to the risk factors previously disclosed in the section entitled, "Risk Factors", in our Form 10-K which was filed with the SEC on March 27, 2015.

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

HOMEOWNERS OF AMERICA HOLDING CORPORATION

May 14, 2015	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

May 14, 2015	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer