Form 10-Q
period 2015-06-30
Homeowners of America Holding Corp
filed 2015-08-13
CIK 1346922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of August 12, 2015 was 16,398,125.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.
i

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Homeowners of America Holding Corporation
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Cash and cash equivalents	$6,103,015	$5,648,278
Short-term investments	785,000	1,231,881
Restricted cash and investments	2,760,037	3,790,000
Restricted fixed-maturity securities, available-for-sale, at fair value (amortized cost $539,646 as of June 30, 2015 and $539,558 as of December 31, 2014)	542,426	539,654
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $3,379,087 as of June 30, 2015 and $3,827,268 as of December 31, 2014)	3,376,841	3,827,245
Long-term investments	10,535,000	3,430,000
Accrued investment income	63,532	55,908
Due and deferred premiums	4,934,106	5,089,131
Balance due from reinsurers	78,158,571	54,157,528
Property, equipment and software, net	298,896	344,495
Deferred policy acquisition costs	8,743,454	7,897,806
Prepaid expenses and other	1,292,455	552,728
Deferred tax assets, net	1,995,898	1,517,935

Total assets	$119,589,231	$88,082,589

Liabilities:

Loss and loss adjustment expenses	$28,203,815	$15,009,506
Advance premiums	197,922	74,172
Ceded reinsurance premiums payable	9,776,550	4,342,874
Unearned premiums	44,692,517	40,021,934
Unearned ceding commissions	13,227,231	11,200,317
Commissions payable, reinsurers and agents	3,074,426	3,754,929
General and other accrued expenses payable	7,246,461	2,232,547
Income tax payable	431,894	-
Taxes, licenses and other fees payable	566,712	765,782

Total liabilities	107,417,528	77,402,061
Stockholders' equity:
Common stock, $0.0001 par value per share; 40,000,000 shares authorized;17,708,125 shares issued and 16,398,125 shares outstanding as of June 30, 2015 and 17,479,852 shares issued and 16,168,852 shares outstanding as of December 31, 2014	1,640	1,617
Treasury stock, $0.0001 par value per share; 1,310,000 common shares as of June 30, 2015 and 1,311,000 common shares as of December 31, 2014	(131)	(131)
Additional paid-in-capital	6,377,824	6,209,265
Accumulated other comprehensive income	534	73
Retained earnings	5,791,836	4,469,704

Total stockholders' equity	12,171,703	10,680,528

Total liabilities and stockholders' equity	$119,589,231	$88,082,589
 See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2015	2014	2015	2014

Premiums earned	$19,877,533	$15,596,506	$38,311,214	$30,040,628
Ceded premiums	(18,569,573)	(14,346,738)	(35,812,963)	(27,493,194)
Net premiums earned	1,307,960	1,249,768	2,498,251	2,547,434
Policy fees	1,800,075	1,482,875	3,169,325	2,609,600
Ceding commissions and reinsurance profit share	5,600,193	3,941,032	10,994,573	7,297,230
Loss adjustment and other fee income	843,123	502,159	1,147,816	825,201
Investment income, net of investment expenses	31,834	1,794	47,966	9,242
Net realized investment gains	1,000	-	1,000	-

Total revenue	9,584,185	7,177,628	17,858,931	13,288,707

Expenses:

Losses and loss adjustment expenses	2,463,601	1,085,163	3,140,771	1,436,139
Policy acquisition and other underwriting expenses	4,918,754	3,859,624	9,362,809	7,418,846
General and administrative expenses	1,710,306	1,480,743	3,308,044	2,950,466

Total expenses	9,092,661	6,425,530	15,811,624	11,805,451

Income before income taxes	491,524	752,098	2,047,307	1,483,256

Provision (benefit) for income taxes:
Current	684,783	657,665	1,203,138	922,276
Deferred	(496,414)	(391,403)	(477,963)	(400,101)
Total income taxes	188,369	266,262	725,175	522,175

Net income	$303,155	$485,836	$1,322,132	$961,081

Cumulative preferred stock dividends	-	-	-	-

Net income available to common stockholders	$303,155	$485,836	$1,322,132	$961,081

Basic income per common share	$0.02	$0.03	$0.08	$0.06
Diluted income per common share	$0.02	$0.03	$0.07	$0.06
Cash dividend declared per common share	$-	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$303,155	$485,836	$1,322,132	$961,081
Other comprehensive income:
Change in unrealized gain (loss) on investments:
Unrealized gain (loss) arising from the period	(5,533)	5,152	1,143	5,152
Amounts reclassified from accumulated comprehensive income	(682)	-	(682)	-
Deferred income taxes on above change	-	-	-	-
Total other comprehensive income, net of income taxes	(6,215)	5,152	461	5,152
Comprehensive income	$296,940	$490,988	$1,322,593	$966,233

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended
June 30, 2015

					Additional	Accumulated		Total
	Common Stock		Treasury Stock		Paid-In	Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income, net of Tax	Earnings	Equity

Balance December 31, 2014	16,168,852	$1,617	1,311,000	$(131)	$6,209,265	$73	$4,469,704	$10,680,528
Net income	-	-	-	-	-	-	1,322,132	1,322,132
Total other comprehensive income, net of income taxes	-	-	-	-	-	461	-	461
Stock options exercised	1,000	-	-	-	400	-	-	400
Common stock issued	228,273	23	(1,000)	-	150,687	-	-	150,710
Stock-based compensation	-	-	-	-	17,472	-	-	17,472

Balance June 30, 2015	16,398,125	$1,640	1,310,000	$(131)	$6,377,824	$534	$5,791,836	$12,171,703

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

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended
June 30, 2015 and 2014

	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net income	$1,322,132	$961,081
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Depreciation & amortization	76,597	53,972
Accounting charge related to stock-based compensation expense	17,472	44,168
Common stock compensation for management services	150,000	150,000
Other stock issuance expense	710	20,280
Amortization of premium/accretion of discount, net	63,340	12,869
Net realized investment gains	(1,000)	-
Deferred tax assets	(477,963)	(400,101)
(Increase) decrease in:
Accrued investment income	(7,624)	(846)
Due and deferred premiums	155,025	146,570
Balance due from reinsurers	(24,001,043)	(18,431,678)
Deferred policy acquisition costs	(845,648)	(763,369)
Prepaid and other	(739,727)	(262,961)
Increase (decrease) in:
Losses and loss adjustment expenses	13,194,309	5,989,105
Advance premiums	123,750	92,188
Ceded reinsurance premiums payable	5,433,676	4,913,313
Unearned premiums	4,670,583	3,875,957
Unearned ceding commissions	2,026,914	1,790,848
Commissions payable, reinsurance & agents	(680,503)	2,692,568
General and other accrued expenses	5,013,915	868,401
Funds held under reinsurance treaty	-	2,727
Income tax payable	431,894	113,595
Taxes, licenses and other fees payable	(199,070)	(98,281)
Net cash provided by operating activities	5,727,739	1,770,406
Cash flows from investing activities:

Purchases of long-term certificate of deposit	(7,350,000)	-
Maturities of long-term certificate of deposit	245,000	1,960,000
Purchases of short-term investments	(1,755,037)	(2,840,000)
Maturities of short-term investments	3,231,881	1,799,717
Purchases of fixed-maturity securities, available-for-sale	(1,000,248)	(2,829,824)
Call or maturity of fixed-maturity securities, available-for-sale	1,386,000	-
Additions to furniture, equipment and software	(30,998)	(99,245)
Net cash used in investing activities	(5,273,402)	(2,009,352)
Cash flows from financing activities:
Proceeds from stock options exercised	400	-
Net cash provided by financing activities	400	-

Net increase (decrease) in cash and cash equivalents	454,737	(238,946)

Cash and cash equivalents, beginning of period	5,648,278	8,104,310

Cash and cash equivalents, end of the period	$6,103,015	$7,865,364

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,019,000	$808,681

See accompanying notes to the consolidated financial statements.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Homeowners of America Holding Corporation ("HAHC") is an insurance holding company established to hold insurance entities for the purpose of marketing personal lines insurance products on a national basis. HAHC owns 100% of Homeowners of America Insurance Company ("HAIC"). HAIC is domiciled in Texas, licensed in multiple states and is authorized to write various forms of homeowners and auto insurance. Coverage is concentrated in Texas. HAHC also owns 100% of Homeowners of America MGA, Inc. ("MGA"), a Texas Corporation, formed as a captive managing general agency to produce business in Texas and to provide marketing and claims administration services for HAIC. HAHC, along with its subsidiaries HAIC and MGA, are collectively referred to as "the Company".

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At June 30, 2015 and December 31, 2014, cash and cash equivalents consist of cash on deposit with financial institutions, as well as money market mutual funds.

General and other accrued expenses payable as of June 30, 2015 and December 31, 2014, include $6.0 million and $1.7 million, respectively, of checks issued in excess of cash book balances, not yet presented for payment. The increase of $4.3 million is directly attributable to checks issued for claim payments related to spring convectional thunderstorm events occurring in the second quarter of 2015.

Investments

The Company's investments are comprised of short-term, restricted, long-term investments and fixed-maturity securities classified as available-for-sale as of June 30, 2015 and December 31, 2014. Restricted investments and long-term investments are described below. Short-term investments include certificates of deposit with original maturities greater than three months and maturities of one year or less. Due to the short-term nature of these investments, significant changes in prevailing interest rates and economic conditions should not adversely affect the timing and amount of cash flows on such investments or their related values. Accordingly, certificates of deposit are carried at cost, which approximates fair value. Fixed-maturity securities are classified as available-for-sale when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity.  Fixed-maturity securities classified as available-for-sale are carried at fair value. The unrealized holding gains and losses, net of applicable deferred income taxes, are shown as a separate component of stockholders' equity as a part of accumulated other comprehensive income (loss) and, as such, are not included in the determination of net income (loss).

As of June 30, 2015 and December 31, 2014, the Company has restricted cash and investments, in the amount of $3.3 million and $4.3 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. Restricted assets are shown separately in the accompanying consolidated balance sheets as "Restricted cash and investments" and include money market accounts and certificates of deposits. "Restricted fixed-maturity securities, classified as available-for-sale" are shown separately in the accompanying consolidated balance sheets and recorded at fair value. With the approval of the Departments of Insurance, the Company may exchange the investments with other funds or investments. In respect to certificates of deposit, management intends to hold the portion of these restricted investments to their maturity. As such, these restricted certificates of deposit are carried at cost, which approximates fair value. Interest earned on these investments inures to the benefit of the Company.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides the Company's restricted cash and investments as of June 30, 2015 and December 31, 2014.

Restricted cash and investments	June 30, 2015	December 31, 2014
Money Markets	$300,000	$300,000
Certificates of Deposit	2,460,037	3,490,000
US Treasury Bond	542,426	539,654
	$3,302,463	$4,329,654

As of June 30, 2015 and December 31, 2014, the Company's investments also included certificates of deposit that mature more than one year after the balance sheet date and are reflected on the consolidated balance sheets as Long-term investments. Based on management's intent to hold to maturity, these investments are carried at cost. Cost approximates fair value based on the rates currently offered for deposits of similar remaining maturities.

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

Comprehensive Income

FASB ASC Topic 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity, with appropriate adjustments to other comprehensive income. For the three and six months ended June 30, 2015, the Company recorded unrealized losses of $(5,533) and unrealized gains of $1,143, respectively, on available-for-sale securities in other comprehensive income.  For the three and six months ended June 30, 2014, the Company recorded $5,152 of unrealized gains on available-for-sale securities in other comprehensive income.

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

Policy Fees

Policy fee income collected by the Company's MGA, includes application fees which are intended to reimburse the Company for a portion of the costs incurred in establishing the insurance. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written, while fees charged on policies where premiums are paid in installments, are recognized when collected.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Loss Adjustment and Other Fee Income

Loss adjustment and other fee income is recognized as income when collected. Loss adjustment income for the three and six months ended June 30, 2015 was 8.3 % and 5.9%, respectively, of total revenue on the consolidated statements of operations. Loss adjustment income for the three and six months ended June 30, 2014 was 6.4 % and 5.5%, respectively, of total revenue on the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of June 30, 2015 and December 31, 2014, no impairment has been recorded.

Deferred Policy and Acquisition Costs

Deferred policy acquisitions costs ("DAC") as of June 30, 2015 and December 31, 2014, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if management's estimates of future premium and investment income is reduced which could impair the Company's ability to recover these costs.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At June 30, 2015, the Company's tax years from 2010 through 2014 remain subject to examination.

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

Fair Value of Cash, Cash Equivalents and Short-term Investments

The carrying value for the Company's cash and cash equivalents and short-term investments approximate fair values as of June 30, 2015 and December 31, 2014 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Fair Value Fixed-Maturity Securities held as Available-for-Sale

The Company's fixed-maturity securities held as available-for-sale are carried at fair value as of June 30, 2015 and December 31, 2014. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

On May 21, 2015, the FASB issued Accounting Standards Update No. 2015-09 ("ASU 2015-09"), Financial Services - Insurance (Topic 944), Disclosures about Short-Duration Contracts. ASU 2015-09 provides enhanced disclosures related to the reserve for losses and loss expenses. The enhanced disclosures required by ASU 2015-09 include (1) net incurred and paid claims development by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses, (3) for each accident year presented of incurred claims development information, the total of reserves for incurred but not reported (IBNR), including expected development on reported claims, included in the reserve for losses and loss expenses and a description of the reserving methodologies and changes to the reserving methodologies, and (4) for each accident year presented of incurred claims development information, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information.  ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The amendments in ASU 2015-09 should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The Company is currently assessing the impact the adoption of ASU 2015-09 will have on future disclosures.

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

For the three and six months ended June 30, 2015, the Company incurred an expense of $75,000 and $300,000 (of which $150,000 is represented by the issuance of 227,273 shares of common stock), respectively, for services performed under the Advisory Agreement.

For the three and six months ended June 30, 2014, the Company incurred an expense of $75,000 and $300,000 (of which $150,000 is represented by the issuance of 288,462 shares of common stock), respectively, for services performed under the Advisory Agreement.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS

Investment income, net of investment expenses totaled $31,834 and $1,794 for the three months ended June 30, 2015 and 2014, respectively.

Investment income, net of investment expenses totaled $47,966 and $9,242 for the six months ended June 30, 2015 and 2014, respectively.

For the three months ended June 30, 2015 and 2014, there were $(5,533) and $5,152, respectively, in unrealized gains/(losses) on fixed-maturity securities held as available-for-sale.

For the six months ended June 30, 2015 and 2014, there were $1,143 and $5,152, respectively, in unrealized gains/(losses) on fixed-maturity securities held as available-for-sale.

For the three and six months ended June 30, 2015 there were $1,000 in realized gains recognized and no realized losses for the period. For the three and six months ended June 30, 2014 there were no realized gains or losses recognized.  The intent is to hold to maturity certificates of deposit carried at amortized cost.

The following table provides the Company's short-term, restricted and long-term investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015		December 31, 2014
	Book Value	Fair Value / Carrying Value	Book Value	Fair Value / Carrying Value
Financial Instruments, excluding fixed maturities:

Restricted certificates of deposit	$2,460,037	$2,460,037	$3,490,000	$3,490,000
Restricted money markets	300,000	300,000	300,000	300,000
Long-term investments	10,535,000	10,535,000	3,430,000	3,430,000
Short-term investments	785,000	785,000	1,231,881	1,231,881
Total	$14,080,037	$14,080,037	$8,451,881	$8,451,881

	June 30, 2015		December 31, 2014
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certificates of deposit	Less than 1 year	0.30% - 0.80%	Less than 1 year	0.10% - 0.40%
Restricted certificates of deposit	More than 1 year	0.35% - 1.40%	More than 1 year	0.35% - 1.40%
Restricted money markets	Less than 1 year	-	Less than 1 year	-
Long-term investments	More than 1 year	0.45% - 1.50%	More than 1 year	0.75% - 1.50%
Short-term investments	Less than 1 year	0.05% - 0.75%	Less than 1 year	0.35% - 0.70%

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the Company's fixed-maturity securities classified as available-for-sale which are carried at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed Maturities:

Obligations of states, municipalities and political subdivisions	$3,379,087	$6,942	$(9,188)	$3,376,841
U.S. Treasury- held as restricted	539,646	2,780	-	542,426
Total Fixed Maturities	$3,918,733	$9,722	$(9,188)	$3,919,267

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed Maturities:

Obligations of states, municipalities and political subdivisions	$3,827,268	$6,331	$(6,354)	$3,827,245
U.S. Treasury- held as restricted	539,558	96	-	539,654
Total Fixed Maturities	$4,366,826	$6,427	$(6,354)	$4,366,899

The amortized cost and fair value of available-for-sale fixed-maturity securities at June 30, 2015 and December 31, 2014, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015

Remaining Time to Maturity	Amortized Cost Basis	Fair Value

Due in one year or less	$645,726	$644,136
Due after one year through five years	1,982,995	1,984,354
Due after five years through ten years	90,222	89,704
Due after ten years	1,199,790	1,201,073
Total	$3,918,733	$3,919,267

	December 31, 2014

Remaining Time to Maturity	Amortized Cost Basis	Fair Value

Due in one year or less	$570,236	$569,734
Due after one year through five years	1,985,297	1,981,134
Due after five years through ten years	162,124	162,519
Due after ten years	1,649,169	1,653,512
Total	$4,366,826	$4,366,899

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Securities with gross unrealized loss positions at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of June 30, 2015	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
Obligations of states, municipalities and political subdivisions	$(7,841)	$1,652,654	$(1,347)	$249,148	$(9,188)	$1,901,802
U.S. Treasury - held as restricted	-	-	-	-	-	-
Total available-for-sale securities	$(7,841)	$1,652,654	$(1,347)	$249,148	$(9,188)	$1,901,802

At June 30, 2015, there were 31 securities in an unrealized loss position. Of these securities, four securities had been in an unrealized loss position for 12 months or greater.

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2014	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
Obligations of states, municipalities and political subdivisions	$(6,354)	$2,392,217	$-	$-	$(6,354)	$2,392,217
U.S. Treasury - held as restricted	-	-	-	-	-	-
Total available-for-sale securities	$(6,354)	$2,392,217	$-	$-	$(6,354)	$2,392,217

At December 31, 2014, there were 31 securities in an unrealized loss position. The Company began it's investment in these securities in June 2014, therefore none of these securities had been in an unrealized loss position for 12 months or greater at December 31, 2014.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities.  The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes.  It is expected that the securities would not be settled at a price less than par value of the investments.  Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at June 30, 2015 and at December 31, 2014.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company's short-term investments comprised of certificates of deposit held at financial institutions which are not measured at fair value on a recurring basis. A portion of the Company's cash and cash equivalents include money market mutual fund accounts held at financial institutions which are measured at fair value on a recurring basis. Fixed-maturity securities held as available-for-sale are carried at fair value in our consolidated financial statements. The following tables provide information as of June 30, 2015 and December 31, 2014, about the Company's financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Money market mutual funds	$2,587,891	$-	$-	$2,587,891
Restricted money market mutual funds	300,000	-	-	300,000
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	3,376,841	-	3,376,841
U.S. Treasury	-	542,426	-	542,426
Total	$2,887,891	$3,919,267	$-	$6,807,158

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Money market mutual funds	$3,372,527	$-	$-	$3,372,527
Restricted money market mutual funds	300,000	-	-	300,000
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	3,827,245	-	3,827,245
U.S. Treasury	-	539,654	-	539,654
Total	$3,672,527	$4,366,899	$-	$8,039,426

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included as a Level 1 measurement in the table above. The fair values for available-for-sale fixed-maturity securities are based upon prices provided by an independent pricing service.  The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider.  Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015 or during the year ended December 31, 2014.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	PROPERTY, EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014	Useful Life
Computer equipment	$235,854	$231,860	3 years
Office equipment	17,409	17,409	5 years
Furniture and fixtures	142,450	142,450	5 years
Software installation and development	956,319	929,316	3 years
Total, at cost	1,352,032	1,321,035
Less accumulated depreciation and amortization	(1,053,136)	(976,540)
Property and equipment, net	$298,896	$344,495

Depreciation and amortization expense for property, equipment and software totaled $38,235 and $26,677 for the three months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization expense for property, equipment and software totaled $76,597 and $53,972 for the six months ended June 30, 2015 and 2014, respectively.

7.	DEFERRED POLICY ACQUISITION COSTS

Total capitalized deferred policy acquisition costs as of June 30, 2015 and June 30, 2014, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $8,743,454 and $6,977,703, respectively.

Changes in deferred policy acquisition costs for the three and six months ended June 30, 2015 and June 30, 2014, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Deferred policy acquisition charges, beginning of the period	$7,861,318	$6,216,053	$7,897,806	$6,214,334
Capitalized costs	4,580,309	3,823,911	8,121,989	6,658,406
Amortized costs	(3,698,173)	(3,062,261)	(7,276,341)	(5,895,037)
Deferred policy acquisition charges, end of the period	$8,743,454	$6,977,703	$8,743,454	$6,977,703

8.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses (LAE), less related reinsurance and deductibles, are charged to operations as incurred. Unpaid losses and LAE are based on claims adjusters' estimates of the cost of settlement plus an estimate for losses that have been incurred, but not yet reported (IBNR) based upon historical experience, industry loss experience, and management's estimates.  Loss reserves reflect Company management's best estimate of the total cost of (i) claims that have been incurred but not yet paid, and (ii) IBNR.  Loss reserves that are established by Company management are not an exact calculation of our liability, but rather loss reserves represent management's best estimate for our Company's liability based on the application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known as of the balance sheet date.  The process of setting reserves is complex and necessarily imprecise. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate.  To arrive at its best estimate for losses, the Company uses damage estimating software developed and owned by acknowledged industry leader, Insurance Service Office.  Reserve factors for IBNR are reviewed quarterly by an independent actuarial consultant.  In addition, our appointed independent actuary attests to the adequacy of our unpaid claim reserve, including IBNR, at calendar year end.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Losses and Loss Adjustment Expenses

The following table provides the reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the three and six months ended June 30, 2015 and for June 30, 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reserve for losses and LAE, beginning of period	$14,768,255	$17,462,319	$15,009,506	$15,884,062
Reinsurance recoverables on losses and LAE	(13,650,287)	(16,707,683)	(13,995,400)	(15,090,175)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	1,117,968	754,636	1,014,106	793,887

Add provision for claims and LAE occurring in:
Current year	2,084,556	1,036,258	2,475,033	1,135,234
Prior years	379,045	48,905	665,738	300,905

Net incurred losses and LAE during the current period	2,463,601	1,085,163	3,140,771	1,436,139

Deduct payments for claims and LAE occurring in:
Current year	1,113,943	845,517	1,339,558	1,013,116
Prior years	178,691	146,924	526,384	369,552

Net claim and LAE payments during the current period	1,292,634	992,441	1,865,942	1,382,668

Reserve for losses and LAE, net of reinsurance recoverables, at end of period	2,288,935	847,358	2,288,935	847,358

Reinsurance recoverables on losses and LAE	25,914,880	21,025,809	25,914,880	21,025,809

Reserve for losses and LAE, end of period	$28,203,815	$21,873,167	$28,203,815	$21,873,167

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in an increase of $379,045 and $48,905 for the three months ended June 30, 2015 and 2014, respectively. The changes in estimates of provisions of claims and claim adjustment expenses for the six months ended June 30, 2015 and 2014, resulted in an increase of $665,738 and $300,905, respectively.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2015 and December 31, 2014, the Company had 20,500,000 shares of preferred stock, convertible, 12.50% cumulative, $0.0001 par value per share, authorized and none issued and outstanding.

Common Stock

As of June 30, 2015, the Company had 40,000,000 shares authorized and 17,708,125 shares issued and 16,398,125 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

On June 16, 2015, the Company issued 1,000 shares by way of common stock held in Treasury at $0.71 per share under the Company's 2013 Equity Compensation Plan as a stock award to an employee of the Company.

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

There were no common stock warrants issued during the three and six months ended June 30, 2015 and June 30, 2014.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings per common share and diluted earnings per common share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per common share
Net income	$303,155	$485,836	$1,322,132	$961,081
Cumulative dividend	-	-	-	-
Adjusted net income	$303,155	$485,836	$1,322,132	$961,081

Weighted average common shares outstanding	16,397,292	16,152,102	16,359,080	16,087,775

Basic earnings per common share	$0.02	$0.03	$0.08	$0.06

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Diluted earnings per common share
Net income	$303,155	$485,836	$1,322,132	$961,081

Weighted average common shares outstanding	16,397,292	16,152,102	16,359,080	16,087,775
Effect of diluted securities:
Stock options	1,317,500	933,750	1,317,500	933,750
Diluted common shares outstanding	17,714,792	17,085,852	17,676,580	17,021,525

Diluted earnings per common share	$0.02	$0.03	$0.07	$0.06

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 – Compensation – Stock Compensation.

Incentive Plans

The Company's 2005 Management Incentive Plan (the "2005 Plan") provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company.  Under the 2005 Plan, options may be granted to purchase a total not to exceed 789,475 shares of common stock in the aggregate, made up of original issue shares, treasury shares or a combination of the two.  At June 30, 2015 and 2014, options to purchase 783,750 shares of common stock had been granted under the 2005 Plan.

The Company's 2013 Equity Compensation Plan (the "2013 Plan") provides for granting of stock options, incentive stock options, stock awards, and restricted stock units to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2013 Plan, options may be granted to purchase a total not to exceed 2,925,000 shares of common stock, made up of original issue shares, treasury shares or a combination of the two. At June 30, 2015, options to purchase 1,965,000 shares of common stock and 40,000 shares of common stock in the form of a stock award had been granted under the 2013 Plan. At June 30, 2014, options to purchase 1,965,000 shares of common stock and 39,000 shares of common stock in the form of a stock award have been granted under the 2013 Plan.

A summary of the activity of the Company's stock option plan for the three and six months ended June 30, 2015 and June 30, 2014 is as follows:

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Cont. Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,738,500	$0.59	7.32	$226
Outstanding at March 31, 2015	2,737,500	$0.59	7.07	$747
Outstanding at June 30, 2015	2,737,500	$0.59	6.83	$825
Exercisable at June 30, 2015	1,317,500	$0.67	5.46	$305

Outstanding at December 31, 2013	2,708,750	$0.58	8.41	$4
Outstanding at March 31, 2014	2,708,750	$0.58	8.16	$21
Outstanding at June 30, 2014	2,708,750	$0.58	7.91	$22
Exercisable at June 30, 2014	933,750	$0.73	5.35	$6

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not grant any stock options during the three and six months ended June 30, 2015 and 2014.

The Company records stock-based compensation expense related to granting stock options in general and administrative expenses. The Company recognized compensation expense as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total gross compensation expense	$8,736	$8,703	$17,472	$44,168
Total tax benefit associated with compensation expense	(171)	(172)	(343)	(7,335)
Total net compensation expense	$8,565	$8,531	$17,129	$36,833

As of June 30, 2015, the Company expects to record compensation expense in the future as follows:

	Six months ending	Year ending December 31,
	December 31, 2015	2016	2017	2018	2019
Total gross unrecognized compensation expense	$17,472	$34,944	$34,944	$28,365	$81
Tax benefit associated with unrecognized compensation expense	(686)	(686)	(686)	(556)	-
Total net unrecognized compensation expense	$16,786	$34,258	$34,258	$27,809	$81

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	INCOME TAXES

During the three and six months ended months ended June 30, 2015, the Company recorded $188,369 and $725,175, respectively, of income tax expense which resulted in estimated annual effective tax rate of 35.63 % and 34.61%.  The effective tax rate was primarily impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation, as well as a true up of prior period tax expense.

During the three and six months ended June 30, 2014, the Company recorded $266,262 and $522,175, respectively, of income tax expense which resulted in estimated annual effective tax rate of 34.30% and 34.28%. The effective tax rate was primarily impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation.

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

Commencing April 1, 2015, the Company reinsured its property and casualty risk under multiple quota share reinsurance treaties with third party reinsurers.  The treaties cover 40 % of its risk under property coverage on any one loss occurrence not to exceed $90,000,000; 50 % of its risk under property coverage on any one loss occurrence not to exceed $175,000,000 and approximately 35 % of its risk under casualty coverages.
The Company also purchased per risk reinsurance covering non-weather losses (ten occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage is obtained principally to protect the Company in the event of a large fire loss.
Due to the Company's increased exposure to casualty risk as previously mentioned, the Company entered into a per risk casualty excess of loss reinsurance program, beginning April 1, 2015. The program allows for 10 reinstatements during the treaty period, with an annual loss limit of $7,150,000 and a per occurrence limit of $650,000.
Property catastrophe treaties, which went into effect on the same day as the quota share program, develop over four layers with a gross loss of $175,000,000 excess of $5,000,000 per occurrence. The Company's net retention is $500,000 per loss occurrence. The Company entered into a mixture of 12 and 24 month treaty periods to take advantage of low catastrophe reinsurance pricing in the marketplace. The Company's higher limit catastrophe coverage is placed for 12 months, as the Company believes this level of coverage has less price volatility than lower limits and feels it can acquire this type of coverage at competitive prices going forward.
Finally, in support of the Company's expansion in the Houston metropolitan area, commencing June 1, 2015, the Company entered into a property quota share reinsurance treaty with a third party reinsurer, specifically to mitigate named tropical cyclone storm risk. The treaty covers 90% of the Company's risk under property coverage on any named hurricane or tropical storm system which affects certain geographical areas in the Houston metropolitan area, not to exceed the lesser of $75,000,000 or a 250 year return period. This reinsurance coverage is in addition to the reinsurance programs described above.
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

The Company also purchased reinsurance covering non-weather losses (two occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage which was in force during 2014 had been obtained principally to protect the Company in the event of a large fire loss.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effects of reinsurance on premiums written and earned were as follows, for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014

	Written	Earned	Written	Earned

Direct premiums	$24,723,763	$19,877,533	$19,487,640	$15,596,506
Ceded premiums	(20,859,585)	(18,569,573)	(17,036,125)	(14,346,738)
Net Premiums	$3,864,178	$1,307,960	$2,451,515	$1,249,768

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014

	Written	Earned	Written	Earned

Direct premiums	$42,981,796	$38,311,214	$33,916,585	$30,040,628
Ceded premiums	(37,025,964)	(35,812,963)	(29,919,140)	(27,493,194)
Net Premiums	$5,955,832	$2,498,251	$3,997,445	$2,547,434

Following is a summary of HAIC's reinsurance balances under the above described reinsurance treaties as of and for the three and six months ended June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Ceded premiums payable	$9,776,550	$4,342,874
Ceded loss and loss adjustment expense reserve	$25,914,880	$13,995,400
Ceded unearned premium reserve	$38,865,333	$35,442,177

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Ceded loss adjustment expenses	$2,206,998	$1,691,602	$3,032,506	$2,647,656
Ceded earned premiums	$18,569,573	$14,346,738	$35,812,963	$27,493,194

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	CONCENTRATION OF CREDIT RISK

The Company has exposure and remains liable in the event of an insolvency of any one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer base companies.

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

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2019. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2015 (6 months)	$84,774
2016	177,409
2017	93,984
2018	22,188
2019	12,519
$390,874

Rent expense under such leases for the three months ended June 30, 2015 and June 30, 2014 was $45,401 and $42,489, respectively.

Rent expense under such leases for the six months ended June 30, 2015 and June 30, 2014 was $87,827 and $74,817, respectively.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2015, HAIC's total statutory surplus was $13,834,346 (capital stock of $3,000,000 and surplus of $10,834,346).

As of June 30, 2015 and December 31, 2014, HAIC had restricted cash and investments totaling $3.3 million and  $4.3 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1, Organization and Summary of Significant Accounting Policies, Investments, for additional disclosure.

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company's surplus account, or "earned surplus".

The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HAIC in the first six months of  2015 or during the year of 2014.

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of June 30, 2015 and December 31, 2014, there were no material permitted statutory accounting practice utilized by HAIC.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, include but are not limited, to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; and other risks and uncertainties detailed herein and from time to time in our publicly available filings with the Securities and Exchange Commission (the " SEC").
You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 1 and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the SEC on March 27, 2015. Unless the context requires otherwise, as used in this Form 10-Q, the terms "HAHC," "we," "us," "our," "the Company," "our company," and similar references refer to Homeowners of America Holding Corporation and its subsidiaries.
OVERVIEW
General

HAHC is a property and casualty insurance holding company incorporated in Delaware in 2005.  In May 2006, we began selling property and casualty insurance products in Texas through our subsidiary, Homeowners of America Insurance Company ("HAIC"). HAIC began offering property and casualty insurance products in Arizona in April 2014 and South Carolina in April 2015. Through the use of highly automated underwriting tools, we currently offer homeowners, dwelling fire and extended coverage and tenant and condominium owner's policies, within market segments which have proven to have long term profitability.  Using internet-enabled applications, our products are offered to the public through independent insurance agents.
To support future business development, the Company has applied for licenses to write business in thirty-two states.  To date, we have received twenty-five additional certificates of authority from Alabama, Arkansas, Colorado, Delaware, Georgia, Indiana, Illinois, Iowa, Kentucky, Louisiana, Michigan, Missouri, Montana, Nebraska, Nevada, North Carolina, North Dakota, Oregon, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington and Wyoming to offer homeowners, dwelling fire and extended coverage, tenant and condominium owner's policies. The Company plans to begin selling homeowners insurance products in Virginia later in 2015. The Company is researching additional states for future expansion, which aren't planned for entry until 2016 or later. Dwelling fire and extended coverage, tenant and condominium owner's policies will be added to our current expansion states as soon as development of these programs are completed, which may be the latter part of 2015.

As mentioned previously, the Company sells insurance policies predominantly in Texas.  As such, the health of the Texas economy and housing market has a direct impact on the Company's business activity.  The following selected statistics published monthly by the Real Estate Center at Texas A&M University are key indicators that management monitors when evaluating the Company's current financial condition and operating results:
•	Texas seasonally adjusted unemployment was 4.2% at June 2015 month end, as compared to the national U.S. of 5.3%.
•	Single family building permits were up 4.9% year over year as of June 2015 month end and single family home sales were up 7.6% year over year as of June 2015 month end.
•	Texas nonfarm employment rate increased 2.4% at June 2015 month end, as compared to an increase of the national U.S. rate of 2.1%.
These favorable employment and housing economic trends, along with our competitive pricing in our target markets, have resulted in improved premium production during 2015. The resulting increase in earned premium, along with improved reinsurance terms for the 2015 - 2016 treaty year, are all factors which aided in the positive results recorded by the Company for the quarter ended June 30, 2015.
The Company is experiencing increased competition from companies entering Texas and has formulated marketing strategies to protect its market share.  Specifically, the Company continues to experience increased competition in the Houston market from Florida based insurers. Beginning in June 2015, the Company began offering a new coastal program in the Houston metropolitan area, which is expected to allow the Company to maintain its momentum in the coastal region.
At the end of 2014, our market share of the approximately $7.8 billion Texas homeowners insurance market was estimated to be 0.76% by SNL Financial, making us the 18th largest Texas homeowners company in terms of Texas premium.  As of June 30, 2015, our property insurance policy in force count of 82,419 represents annualized premiums of approximately $83.5 million as compared to the same time last year when our policy in force count was 66,844 and our in force premium was approximately $65.5 million as of June 30, 2014. Our policy growth year over year was 23.3%, while our in force premium grew 27.4%.

ANALYSIS OF FINANCIAL CONDITION
The Company's net cash provided by operations of $5.7 million for the six months ended June 30, 2015 is the primary source of it's increase in net invested assets, which include cash and cash equivalents. The Company's primary investment vehicle is certificates of deposit of varying terms.
The Company's balance due from reinsurers, increased $24.0 million or 44.3%, due to increased reinsurance recoverables on incurred losses, due to an active springtime convectional thunderstorm season which occurred during the second quarter of 2015, as well as increased ceded unearned premium, due to the growth of the Company's business.
The Company's loss and loss adjustment expense increased $13.2 million or 87.9%, primarily the result of increased claim activity, due to an active springtime convectional thunderstorm season, as mentioned above, which  occurred during the second quarter of 2015.
Our increases in ceded reinsurance premiums payable, unearned premiums, and unearned ceding commissions are all directly related to increased business volume during the six months ended June 30, 2015, resulting in our customer base increasing by 23.3% and our in force premium increasing by 27.4% during the same period.
Our general and accrued expenses increased by $5.0 million or 224.5%, primarily the result of checks issued for claims, not yet presented for payment, which primarily relate to springtime convectional thunderstorm events occurring in the second quarter of 2015.
RESULTS OF OPERATIONS
Our principal revenues are earned premiums (which are reported net of reinsurance costs), ceding commissions and policy fees, collected by our MGA.  We cede a substantial portion of our earned premium to reinsurers under a quota share program to mitigate high frequency risks as well as to protect us from catastrophic events and, under an excess of loss contract program, to mitigate losses from catastrophic events.  Our principal expenses are claims from policyholders, policy acquisition and other underwriting expenses, and general and administrative expenses.
Net income available to common stockholders was $303,155 and $1,322,132, respectively, for the three and six months ended June 30, 2015.  As of June 30, 2015, we had total assets of $119.6 million and stockholders' equity of $12.2 million.

The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2015	2014	2015	2014

Premiums earned	$19,877,533	$15,596,506	$38,311,214	$30,040,628
Ceded premiums	(18,569,573)	(14,346,738)	(35,812,963)	(27,493,194)
Net premiums earned	1,307,960	1,249,768	2,498,251	2,547,434
Policy fees	1,800,075	1,482,875	3,169,325	2,609,600
Ceding commissions and reinsurance profit share	5,600,193	3,941,032	10,994,573	7,297,230
Loss adjustment and other fee income	843,123	502,159	1,147,816	825,201
Investment income, net of investment expenses	31,834	1,794	47,966	9,242
Net realized investment gains	1,000	-	1,000	-

Total revenue	9,584,185	7,177,628	17,858,931	13,288,707

Expenses:

Losses and loss adjustment expenses	2,463,601	1,085,163	3,140,771	1,436,139
Policy acquisition and other underwriting expenses	4,918,754	3,859,624	9,362,809	7,418,846
General and administrative expenses	1,710,306	1,480,743	3,308,044	2,950,466

Total expenses	9,092,661	6,425,530	15,811,624	11,805,451

Income before income taxes	491,524	752,098	2,047,307	1,483,256

Provision (benefit) for income taxes:
Current	684,783	657,665	1,203,138	922,276
Deferred	(496,414)	(391,403)	(477,963)	(400,101)
Total income taxes	188,369	266,262	725,175	522,175

Net income	$303,155	$485,836	$1,322,132	$961,081

Cumulative preferred stock dividends	-	-	-	-

Net income available to common stockholders	$303,155	$485,836	$1,322,132	$961,081

Basic income per common share	$0.02	$0.03	$0.08	$0.06
Diluted income per common share	$0.02	$0.03	$0.07	$0.06
Cash dividend declared per common share	$0	$0	$0	$0

Losses and loss adjustment expenses to net earned premium	188.35%	86.83%	125.72%	56.38%
Expenses to direct earned premium	33.35%	34.24%	33.07%	34.52%
Acquisition & underwriting and other operating expenses to fee income	80.42%	90.12%	82.75%	96.62%
Combined loss & expense to total earned revenue	95.20%	89.54%	88.78%	88.90%

Net income for the three and six months ended June 30, 2015 was $303,155 and $1,322,132, respectively, as compared to net income of $485,836 and $961,081 for the three and six months ended June 30, 2014, respectively. Results for the three months ended June 30, 2015, were unfavorably impacted by multiple springtime thunderstorm events occurring during the second quarter of 2015 (more fully described below in the Loss and Loss Adjustment Expenses section), offset by an increase in ceding commissions coming from our quota share reinsurance program and policy related fee income from our MGA. Results for the six months ended June 30, 2015, improved over the same time frame last year, primarily as a result of an increase in ceding commissions coming from our quota share reinsurance and policy fee income from our MGA, offset by an increase in loss and loss adjustment expenses and policy acquisition costs due to higher volume.
Our results of operations for the three months ended June 30, 2015 reflect net income of $303,155, or $0.02 earnings per diluted common share, compared to net income of $485,836, or $0.03 earnings per diluted common share, for the three months ended June 30, 2014.
Our results of operations for the six months ended June 30, 2015 reflect net income of $1,322,132, or $0.07 earnings per diluted common share, compared to net income of $961,081, or $0.06 earnings per diluted common share, for the six months ended June 30, 2014.
COMPANY RISK MANAGEMENT
 Commencing April 1, 2015, the Company reinsured its property and casualty risk under multiple quota share reinsurance treaties with third party reinsurers.  The treaties cover 40% of its risk under property coverage on any one loss occurrence not to exceed $90,000,000; 50% of its risk under property coverage on any one loss occurrence not to exceed $175,000,000 and approximately 35% of its risk under casualty coverages.
The Company also purchased per risk reinsurance covering non-weather losses (ten occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage is obtained principally to protect the Company in the event of a large fire loss.
Due to the Company's increased exposure to casualty risk as previously mentioned, the Company entered into a per risk casualty excess of loss reinsurance program, beginning April 1, 2015. The program allows for 10 reinstatements during the treaty period, with an annual loss limit of $7,150,000 and a per occurrence limit of $650,000.
Property catastrophe treaties, which went into effect on the same day as the quota share program, develop over four layers with a gross loss of $175,000,000 excess of $5,000,000 per occurrence. The Company's net retention is $500,000 per loss occurrence. The Company entered into a mixture of 12 and 24 month treaty periods to take advantage of low catastrophe reinsurance pricing in the marketplace. The Company's higher limit catastrophe coverage is placed for 12 months, as the Company believes this level of coverage has less price volatility than lower limits and feels it can acquire this type of coverage at competitive prices going forward.
Finally, in support of the Company's expansion in the Houston metropolitan area, commencing June 1, 2015, the Company entered into a property quota share reinsurance treaty with a third party reinsurer, specifically to mitigate named tropical cyclone storm risk. The treaty covers 90% of the Company's risk under property coverage on any named hurricane or tropical storm system which affects certain geographical areas in the Houston metropolitan area, not to exceed the lesser of $75,000,000 or a 250 year return period. This reinsurance coverage is in addition to the reinsurance programs described above.
Three Months ended June 30, 2015 compared to the Three Months ended June 30, 2014

Revenue
Premium production for the three months ended June 30, 2015 was $24.7 million, an increase of $5.2 million or 26.87% over the same period in 2014.  The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.
Gross Premiums Earned for the three months ended June 30, 2015 were $19.9 million, an increase of $4.3 million or 27.45% over the same period in 2014.
Premiums Ceded for the three months ended June 30, 2015 and 2014 were approximately $18.6 million and $14.3 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties. Premiums ceded were 93.42% and 91.99% of gross premiums earned during the three months ended June 30, 2015 and 2014, respectively. We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our growth.
Net Premiums Earned for the three months ended June 30, 2015 and 2014 remained relatively flat at $1.3 million and reflect the gross premiums earned less the appropriate reinsurance costs as described above.
MGA Policy Related Fee Income for the three months ended June 30, 2015 and 2014 was $1.8 million and $1.5 million, respectively. The increase in the current period is primarily attributable to an increase in insured properties as compared to the same period in 2014.
Ceding Commission and Other Fee Income for the three months ended June 30, 2015 was $6.4 million compared to $4.2 million for the three months ended June 30, 2014.  The primary factors for this improvement include increased earned premium, further supported by improved reinsurance terms for the 2015 - 2016 treaty year.
Reinsurance Profit Sharing income for the three months ended June 30, 2015 incurred a charge of approximately $41,000 due to loss development within our most recently completed reinsurance treaty year as compared to $0.2 million for the three months ended June 30, 2014. Reinsurance profit sharing income, calculated on a treaty year basis (April - March), is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses and reserves for future loss development.
Net Premiums Written during the three months ended June 30, 2015 and 2014 totaled $3.9 million and $2.5 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.
 The following is a reconciliation of our total net premiums written to net premiums earned for the three months ended June 30, 2015 and 2014 (values in thousands):

	Three Months Ended
	June 30,
	2015	2014
Net premiums written	$3,864	$2,452
Change in unearned premium	(1,265)	(653)
Catastrophe & EXOL premium	(1,291)	(549)
Net premiums earned	$1,308	$1,250

Change in unearned premium for the three months ended June 30, 2015, increased $0.6 million as compared to 2014.  The increase is primarily due to growth in the portfolio. Catastrophe and EXOL premium for the three months ended June 30, 2015, increased $0.7 million as compared to 2014. The increase in catastrophe and EXOL premium is primarily the result of the Company's purchase of catastrophe reinsurance over our net quota share reinsurance program and the Company's extension of its coverage to $175 million in 2015 versus its coverage limit of $110 million in 2014.

Investment Income, Net of Investment Expenses increased approximately $30,000 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  This increase is a direct result of higher invested assets base, increased yields on the Company's certificate of deposit portfolio, and a change in the Company's investment policy since last June 2014, which included the decision to invest a portion of its excess cash in high quality municipal bonds.
Expenses
Our Losses and Loss Adjustment Expenses amounted to $2.5 million and $1.1 million, respectively, during the three months ended June 30, 2015 and 2014. This increase is directly attributable to springtime convectional thunderstorm events during the three months ended June 30, 2015 as compared to the same period in 2014. During the three months ended June 30, 2015, we sustained gross losses (losses prior to reinsurance recoveries) totaling $24.7 million from approximately five severe convectional thunderstorm events occurring during the second quarter of 2015, two of which surpassed our catastrophe reinsurance limit. Tropical Storm Bill, which hit the Texas coast in June 2015, caused mainly rain and wind damage; however we do not anticipate losses from this storm to be in excess of our catastrophe reinsurance program loss threshold. During the same period in 2014, we incurred gross losses (losses prior to reinsurance recoveries) of $7.3 million from two convectional thunderstorm events. Our liability for losses and loss adjustment expense ("Reserves") is more fully described below under "Critical Accounting Policies and Estimates".  These Reserves include both case reserves on reported claims and our reserves for IBNR losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.
Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2015 and 2014 of $4.9 million and $3.9 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2014 is primarily attributable to the increase in our premium production.
General and Administrative Expenses for the three months ended June 30, 2015 and 2014 were $1.7 million and $1.5 million, respectively. The $0.2 million increase is primarily attributable to increases in compensation and compensation-related costs, a direct result of our increase in head count from 42 employees as of June 30, 2014 to 48 employees as of June 30, 2015.
Income Taxes for the three months ended June 30, 2015 and 2014 were $188,369 and $266,262, respectively, for state and federal taxes resulting in an effective tax rate of 35.63% for 2015 and 34.30% for 2014.  The effective tax rate for the three months ended June 30, 2015 was impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation, as well as a true up of prior period tax expense.

Ratios:

The loss ratio applicable to the three months ended June 30, 2015 (losses and loss adjustment expenses incurred related to net premiums earned) was 188.35% compared to 86.83% for the three months ended June 30, 2014. Our loss ratio was negatively impacted primarily by five severe convectional thunderstorm events occurring during the second quarter of 2015 as compared to two convectional thunderstorm events occurring during the same period in 2014. The loss ratio applicable to the three months ended June 30, 2015 excluding these catastrophic losses would have been 56.05% as compared to 52.03% for the same period in 2014.
Our expenses  (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 33.35% for the three months ended June 30, 2015, compared to 34.24% for the three months ended June 30, 2014. The decrease in our expense ratio is primarily attributable to our ability to control acquisition and operating costs during the continued expansion of our book of business.
 Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. The Company receives a ceding commission from reinsurers for the production of the business.  This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium.  For the three months ended June 30, 2015 our acquisition and underwriting and other operating expenses were 80.42%, of policy related fee income, as compared to 90.12% for the three months ended June 30, 2014.
Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the three months ended June 30, 2015 was 95.20% compared to 89.54% for the three months ended June 30, 2014.
Six Months ended June 30, 2015 compared to the Six Months ended June 30, 2014

Revenue
Premium production for the six months ended June 30, 2015 was $43.0 million, an increase of $9.1 million or 26.73% over the same period in 2014.  The Company attributes this growth to the effects of an increased number of insured properties, increased pricing in selected markets and maintaining persistency on policies subject to renewal in its target markets.
Gross Premiums Earned for the six months ended June 30, 2015 were $38.3 million, an increase of  $8.3 million or 27.53% over the same period in 2014.
Premiums Ceded for the six months ended June 30, 2015 and 2014 were approximately $35.8 million and $27.5 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties.  Premiums ceded were 93.48% and  91.52% of gross premiums earned during the six months ended June 30, 2015 and 2014, respectively. We expect our reinsurance premiums applicable to the current fiscal year, as well as the reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our growth.
Net Premiums Earned for the six months ended June 30, 2015 and 2014 remained relatively flat at $2.5 million and reflect the gross premiums earned less the appropriate reinsurance costs as described above.
MGA Policy Related Fee Income for the six months ended June 30, 2015 and 2014 was $3.3 million and $2.7 million, respectively. The $0.6 million increase is primarily attributable to an increase in insured properties as compared to the same period in 2014.
Ceding Commission Other Fee Income for the six months ended June 30, 2015 was $11.1 million compared to $7.3 million for the six months ended June 30, 2014.  The primary factors for this improvement include improved underwriting results and increased policy volume, further supported by improved reinsurance terms for the 2015 - 2016 treaty year.
Reinsurance Profit Sharing income for the six months ended June 30, 2015 was $0.9 million compared to $0.7 million for the six months ended June 30, 2014. Reinsurance profit sharing income, calculated on a treaty year basis (April - March), is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses and reserves for future loss development.  The $0.2 million increase in income reported in 2015 is primarily due to the positive 4th quarter treaty year 2014 results reported during the six months ended June 30, 2015.
Net Premiums Written during the six months ended June 30, 2015 and 2014 totaled $6.0 million and $4.0 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the six months ended June 30, 2015 and 2014 (values in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net premiums written	$5,955	$3,997
Change in unearned premium	(1,247)	(652)
Catastrophe & EXOL premium	(2,210)	(798)
Net premiums earned	$2,498	$2,547

Change in unearned premium for the six months ended June 30, 2015, increased $0.6 million as compared to 2014.  The increase is primarily due to growth in the portfolio. Catastrophe and EXOL premium for the six months ended June 30, 2015 increased $1.4 million as compared to 2014. The increase in catastrophe and EXOL premium is primarily the result of the Company's purchase of catastrophe reinsurance over our net quota share reinsurance program and the Company's extension of its coverage to $175 million in 2015 versus its coverage limit of $110 million in 2014.

Investment Income, Net of Investment Expenses increased approximately $39,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  This increase is a direct result of higher invested assets base, increased yields on the Company's certificate of deposit portfolio, and a change in the Company's investment policy since last June 2014, which included the decision to invest a portion of its excess cash in high quality municipal bonds.

Expenses
Our Losses and Loss Adjustment Expenses amounted to $3.1 million and $1.4 million, respectively, during the six months ended June 30, 2015 and 2014. This increase is directly attributable to springtime convectional thunderstorm events during the six months ended June 30, 2015 as compared to the same period in 2014. During the six months ended June 30, 2015, we sustained gross losses (losses prior to reinsurance recoveries) totaling $24.7 million primarily from five severe convectional thunderstorm events occurring in the second quarter, two of which surpassed our catastrophe reinsurance limit. Tropical Storm Bill, which hit the Texas coast in June 2015, caused mainly rain and wind damage; however we do not anticipate losses from this storm to be in excess of our catastrophe reinsurance program loss threshold.  During the same period in 2014, we incurred gross losses (losses prior to reinsurance recoveries) of $7.3 million from two convectional thunderstorm events. Our liability for losses and loss adjustment expense ("Reserves") is more fully described below under "Critical Accounting Policies and Estimates".  These Reserves include both case reserves on reported claims and our reserves for IBNR losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.
Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2015 and 2014 of $9.4 million and $7.4 million, respectively, primarily reflect the amortization of deferred acquisition costs including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2014 is primarily attributable to the increase in our overall production.
General and Administrative Expenses for the six months ended June 30, 2015 and 2014 were $3.3 million and $3.0 million, respectively. The $0.3 million includes increases of approximately $0.4 million in employee related costs as our head count grew to support our growth in production, offset by a decrease of approximately $0.1 million in other administrative costs. As of June 30, 2015, we had 48 employees, compared to 42 employees as of June 30, 2014.

Income Taxes for the six months ended June 30, 2015 and 2014 were $725,175 and $522,175, respectively, for state and federal taxes resulting in an effective tax rate of 34.61% for 2015 and 34.28% for June 30, 2014.  The effective tax rate for the six months ended June 30, 2015 was impacted as a result of permanent tax differences on meals and entertainment and stock-based compensation, as well as a true up of prior period tax expense.

Ratios:

The loss ratio applicable to the six months ended June 30, 2015 (losses and loss adjustment expenses incurred related to net premiums earned) was 125.72% compared to 56.38% for the six months ended June 30, 2014. Our loss ratio was negatively impacted primarily by five severe convectional thunderstorm events occurring during the second quarter of 2015 as compared to two convectional thunderstorm events occurring during the same period in 2014. The loss ratio applicable to the six months ended June 30, 2015 excluding these catastrophic losses would have been 56.45% as compared to 39.30% for the same period in 2014.
Our expenses  (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 33.07% for the six months ended June 30, 2015,  compared to 34.52% for the six months ended June 30, 2014. The decrease in our expense ratio is primarily attributable to our ability to control acquisition and operating costs during the continued expansion of our book of business.
Another important measurement of operational effectiveness of the Company is the margin between our fee income and acquisition, underwriting, and other operating expenses due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. The Company receives a ceding commission from reinsurers for the production of the business.  This fee income, along with other policy related fees that the Company charges, are used to offset the underwriting and other operating expenses it incurs in the production of premium.  For the six months ended June 30, 2015 our acquisition and underwriting and other operating expenses were 82.75%, of policy related fee income, as compared to 96.62% for the six months ending June 30, 2014.
Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. The combined loss and expense ratio to total earned revenue for the six months ended June 30, 2015 was 88.78% compared to 88.90% for the six months ended June 30, 2014.
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

Insurance companies capital and surplus levels are regularly monitored by the insurance department of its state of domicile. The primary tool used to monitor an insurance company's capital adequacy is the National Association of Insurance Commissioner's Risk Based Capital Model or "RBC". Remedial action of varying severity begins once an insurance company's RBC falls below 200%. HAIC's ratio at December 31, 2014 was 458%. The industry guidelines for net premium writings to surplus is approximately 3:1. HAIC's net writings to surplus was .46 for the year ended December 31, 2014.
Since inception, we have financed our cash flow requirements through net premiums received and investment income.  We believe our cash flow from net premiums and investment income will be sufficient to cover our cash outflows for at least the next 12 months.  Beyond the next 12 months, our primary cash flow sources will continue to be from premiums and investment income.

In the insurance industry cash collected for premium from policies written is invested and interest and dividends are earned thereon.   Our primary cash outflows are claim payments and operating expense.  In regard to claim payments, while the substantial portion of our claims are paid out within 90 – 180 days, the period of time payments are made varies by the circumstances of the claim, and loss settlement expenses can be paid over periods of  more than one year.  Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and overhead expenses.

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

Cash Flows

Our cash flows from operating and investing activities for the six months ended June 30, 2015 and 2014 are summarized below.

Summary of Cash Flows

	Six Months Ended
	June 30,
	2015	2014

Net cash provided by operating activities	$5,727,739	$1,770,406
Net cash used in investing activities	$(5,273,402)	$(2,009,352)
Net cash provided by financing activities	$400	$-

Cash Flows for the six months ended June 30, 2015

Net cash provided by operating activities for the six months ended June 30, 2015 was approximately $5.7 million.  Significant factors in this movement consisted primarily of cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses.  Net cash used by investing activities of $5.3 million was primarily due to purchases of fixed-maturities, available-for-sale of $1.0 million, purchases of short-term investments of $1.8 million, and purchases of long-term investments of $7.3 million, offset by redemptions of short-term and long-term investments of $3.2 million and $0.2 million, respectively and $1.4 million from an early call of a fixed-maturity, available for sale.

Cash Flows for the six months ended June 30, 2014

Net cash provided by operating activities for the six months ended June 30, 2014 was approximately $1.8 million.  Significant factors in this movement consisted primarily of cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses.  Net cash used by investing activities of $2.0 million was primarily due to purchases of available-for-sale fixed maturities of $2.8 million, purchases of short-term investments of $2.8 million, and purchases of furniture, equipment, and software of $0.1 million, offset by redemptions of short-term and long-term investments of $1.8 million and $1.9 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) the Company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded these disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the quarter ended June 30, 2015 which have materially affected or would likely materially affect our internal control over financial reporting.

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

HOMEOWNERS OF AMERICA HOLDING CORPORATION

August 13, 2015	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

August 13, 2015	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer