Form 10-K
period 2015-12-31
Homeowners of America Holding Corp
filed 2016-03-30
CIK 1346922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2015, the last business day of the registrant's most recently completed second quarter, was $0.00. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of registrant's outstanding common stock as of June 30, 2015 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2016, 16,566,961 shares of common stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference: None

i

SPECIAL NOTE REGARDING SUSPENSION OF REPORTING OBLIGATIONS UNDER SECTIONS 13 AND 15(d) OF THE EXCHANGE ACT

On January 6, 2016, the Company filed Form 15-15(d) with the Securities and Exchange Commission to suspend its duty to file periodic and current reports under sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. The Company was eligible to suspend its reporting obligations because it has fewer than 300 stockholders of record.  Except for this Form 10-K, which has been filed to complete the Company's 2015 reporting requirements, the Company will no longer file periodic and current reports under sections 13 and 15(d) unless required by law.  As a result of the suspension of reporting requirements, the Company's common stock was removed from quotation on the Over-the-Counter exchanges (OTCQB), and there is no longer a public trading market for the Company's common stock.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, and results of operations, strategies or prospects. All statements other than statements of historical fact included in this Form 10-K, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words "believe," "expect," "intend," "anticipates," or "propose," and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Form 10-K are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in this Form 10-K under Item 1A, Risk Factors.

PART I

Item 1. Business

INTRODUCTION

General

Homeowners of America Holding Corporation (or "HAHC") is a property and casualty insurance holding company incorporated in Delaware in 2005. References to "we", "our", "us", "the Company", or "HAHC" in this Form 10-K refer to Homeowners of America Holding Corporation and its subsidiaries, unless otherwise indicated.

In May of 2006, we began selling property and casualty insurance products in Texas through our subsidiary, Homeowners of America Insurance Company ("HAIC"). HAIC began offering property and casualty insurance products in Arizona in 2014 and in South Carolina and Virginia in 2015. HAHC's subsidiary Homeowners of America MGA, Inc. ("HAMGA") provides marketing services in Texas and claims administration services in all other markets the Company does business. Our products are sold to the public through independent insurance agents. At present we offer homeowners, dwelling fire and extended coverage, tenant and condominium owner's policies.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and will continue to be an emerging growth company until: (i) the last day of our fiscal year following the fifth anniversary of our Registration Statement on Form S-1 filed August 8, 2013, (ii) the date on which we become a large accelerated filer, or (iii) the date on which we have issued an aggregate of $1 billion in non-convertible debt during the preceding three years. As an emerging growth company, we are entitled to rely on certain scaled disclosure requirements and other exemptions, including an exemption from the requirement to provide an auditor attestation to management's assessment of its internal controls as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. We may at any time voluntarily elect to cease to avail ourselves of the scaled disclosure and other exemptions available to us as an emerging growth company. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. See the risk factor entitled "We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies." As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

The JOBS Act is intended to reduce the regulatory burden on emerging growth companies. As long as we qualify as an emerging growth company, we will also, among other things:

●	be exempt from the "say on pay" provisions (requiring a non-binding vote to approve compensation of certain executive officers) and the "say on golden parachute" provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements of certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;
●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended, and, instead, provide a reduced level of disclosure concerning executive compensation; and
●	be exempt from any rules that may be adopted by the Public Company Oversight Board, or PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report on the consolidated financial statements.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an emerging growth company.

On January 6, 2016, the Company filed Form 15-15(d) with the Securities and Exchange Commission to suspend its duty to file periodic and current reports under sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. The Company was eligible to suspend its reporting obligations because it has fewer than 300 stockholders of record. Except for this Form 10-K, which has been filed to complete the Company's 2015 reporting requirements, the Company will no longer file periodic and current reports under sections 13 and 15(d) unless required by law.  As a result of the suspension of reporting requirements, the Company's stock was removed from quotation on the OTCQB, and there is no longer a public trading market for the Company's common stock.

Property and Casualty Insurance Business

We offer products with competitive prices in segments of the business that we believe have proven long-term profitability. We are heavily invested in automated underwriting tools and use a variety of underwriting methods to select risks. Efficiency is achieved through automation. All business is sourced and processed through internet-enabled applications. Our user-friendly agent portal enables agents to rapidly quote and issue policies. We believe automation, a highly responsive and experienced underwriting and customer service staff, and local knowledge of the market all give us a competitive advantage.

As of December 31, 2015 we had 94,982 residential policyholders, total assets of $129,647,244 and stockholders' equity of $14,921,663.

Our Market and Opportunity

Texas is our primary market.  Consequently, the economic and market conditions in Texas have a material effect on our business and results of operations.

In order to benchmark our business and financial performance, we compare ourselves primarily to our competitors in the Texas market.  HAIC's market share for Texas homeowners business as of December 31, 2015, measured in terms of premiums, was estimated by SNL Financial to be .98% of an estimated $7.9 billion market.  SNL ranked HAIC as the 16th largest Texas homeowners company in terms of Texas premiums as of December 31, 2015.

The Texas residential property market is dominated by large, national insurance companies that market through captive agents. However, the Texas market is large enough, at $7.9 billion, to accommodate smaller companies that provide local knowledge and service, and are able to focus attention on the more profitable segments of the Texas market and the needs of Texas independent agents.

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

Our management team has many years of insurance experience in claims and underwriting, which has allowed us to expand into Arizona, South Carolina and Virginia. However, our primary market is Texas and our knowledge of the Texas market helps us to better identify those market segments known by us to produce superior profit opportunities, and to avoid those that do not. Our pricing philosophy is to maximize profit margins within credible segments of the market while avoiding segments of the market where opportunities for profit are limited. This allows us to set prices competitively within self-selected (based on price) market segments.

Competitive Weaknesses

We are a relatively new company experiencing significant growth competing against larger, well-established companies. Most of our competitors and all of the large competitors that dominate the personal lines insurance market in Texas and elsewhere are well-recognized and respected brands, such as State Farm, Allstate, Farmers, Nationwide, Travelers, USAA, Liberty Mutual, and others. These companies are known to independent agents and consumers alike. These brands continue to advertise heavily on television and through other media, while we do not.

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

Despite our expansion into new states and more geographically diverse areas of Texas, our larger competitors have the advantage of spreading their risks over a more diverse insurance product offering and broader geographical markets than we can. This can give them a competitive advantage through efficient allocation of risks and costs as well as reduced operating costs through economies of scale.

Further, the ability of our main competitors to be able to offer a number of consumer focused insurance products, including private passenger automobile, personal liability umbrellas and even life, health as well as various commercial coverages and other financial services products, while we offer only residential property coverage, appeals to consumers who prefer to consolidate their insurance solutions with a single supplier. Broader product offerings also make our competitors more appealing to independent agents.

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

We are not rated by A.M. Best, although we are rated A, Exceptional by Demotech, Inc., for the better part of a decade. We have never been reviewed by A.M. Best and do not intend to seek a rating from A.M. Best until we believe we can secure a minimum rating of B+, that being the minimum accepted by most lenders as well as independent agents. Our analysis, applying known A.M. Best rating criteria, shows that we will need additional capital before we can qualify for an acceptable A.M. Best rating. Unlike Demotech, A.M. Best tends to penalize companies that are highly leveraged, i.e. that utilize reinsurance to support premium writings. HAIC has a gross premium to capital ratio of nearly 6.5-to-1, although our net premium to capital ratio is less than 1-to-1. We would need to reduce our gross ratio to approximately 2-to-1, either by increasing capital (the denominator) or decreasing premium writings (the numerator). Capital is expected to grow over time, but in order to achieve our premium revenue objective and size efficiency, we must continue to rely on reinsurers to ameliorate risks and provide financial support. In summary, we do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. Our Demotech rating has proven satisfactory to date in attracting an acceptable amount of business from independent agents and satisfies lenders as to our financial stability.

A rating by A.M. Best is more widely accepted than a Demotech rating. A.M. Best has been the rating standard relied upon to rate insurance companies in the United States for many years. The Demotech rating alone may not be sufficient to allow us to expand into parts of the United States where we are not as well known or as widely used. However, it has been sufficient in Texas and in the new markets selected by the Company. Demotech has eight Financial Stability Ratings: A" (Unsurpassed), A' (also Unsurpassed), A (Exceptional), S (Substantial), M (Moderate), L (Licensed), NR (Not Rated), and I (Ineligible). This rating is subject to review by Demotech at least annually. Demotech is provided financial information as well as requested information to assist them in their evaluation. The absence of a sufficient minimum rating of less than A from Demotech, in the absence of a rating of B+ or better from A.M. Best, would have a significant negative affect on HAIC's sales, business retention, and ability to appoint or retain agents.

Our Strategies

Our long-term growth strategy includes continued growth of our Texas residential property business and expansion of our residential property business into other states, but within the constraints imposed by our pricing philosophy, our competitors, and our capital resources. We began offering property and casualty insurance products in Arizona in 2014, and in South Carolina and Virginia in 2015. To support future business development, we have applied for licenses to write business in thirty-two states, in which we have received twenty-five certificates of authority.

The Company continues to expand and refocus its footprint within the Texas market, away from hail and convective thunderstorm prone areas due to the cyclical nature of these weather patterns and into parts of Texas which are less prone to these events.  The Company's business in North Texas has decreased approximately 5.5% in relative terms over the last year, while increasing approximately 5% in relative terms in the Houston metropolitan area. The Company has increased its targeted quota share reinsurance coverage to mitigate the additional wind storm risk this area experiences, which is further discussed under the Reinsurance section on page 8.

We will continue to manage our business through automated and non-automated selective underwriting processes and through creative pricing and product design. This allows us to attract and select the most potentially profitable segments of the market.

We will continue to take advantage of technological changes. As an example, with the help of our technology provider, Silvervine, Inc. (formerly known as IDMI, Inc.), we are developing a "direct business" portal, which would allow us to quote prices to potential customers shopping the internet. In Texas, our intent is to use this means to drive new business to our agents. In states where we don't market through agents, we may also use this portal to do business directly with policyholders.

The Company's current plan is to enter up to two additional states in 2016. Dwelling fire and extended coverage, tenant and condominium owner's policies will be added to our current expansion states as soon as development of these programs is completed and state approval is obtained. We expect both of these to occur in 2016.

Underwriting

General

We limit the business we write within geographical areas in order to avoid undue concentration of risk and to reduce the uncertainty inherent in weather-related risks. However, many coastal zip codes are closed to new business either to avoid undue concentration of homes to catastrophic loss, or because the proximity to the coastline.

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

All underwriting functions are performed by our employees. As of December 31, 2015, our underwriting department had 10 staff members.

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

Claims Administration

Our regulators publish guidelines relating to the minimum content and timeliness of various claims notices and transactions. We strive to exceed those requirements and to adjust claims fairly.

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

Policy Administration

Our regulators publish guidelines relating to the minimum content and timeliness of various policyholder notices and transactions, including the issuance of policies, cancellations, and renewals. We strive to exceed those requirements and to treat all customers fairly.

Policies are maintained by the Policy Transaction System, or PTS, licensed by a third party, Silvervine. Most policyholder transactions are automated, including policyholder billing, policy issuance, cancellation, expiration and renewal notices, and late payment notices. Endorsements or policy changes are made by agents or underwriting personnel utilizing PTS. Our employees perform all customary company policy administration functions, with the exception of the mailing of policy documents to new and renewal policyholders. The printing and mailing of these documents is conducted by a third party, Primoris Services LLC of Warner-Robbins, GA.

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

PTS is licensed by HAIC, but is owned by an outside vendor, Silvervine. Silvervine specializes in providing software to insurance companies throughout the United States. HAIC pays Silvervine a monthly fee to maintain PTS and pays fees to Silvervine for custom system modifications, based on estimated man hours.

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

Reserves for Loss and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid costs of losses, including loss adjustment expenses ("LAE"). Unless otherwise specified below, the term "loss reserves" shall encompass reserves for both losses and LAE. Unpaid losses and LAE are based on claim adjusters' estimates of the cost of settlement, plus an estimate for losses incurred but not yet reported ("IBNR") based upon historical experience, industry loss experience, and management's estimates. Loss reserves reflect our best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been incurred, but not yet reported (IBNR). Loss reserves established by us are not an exact calculation of our liability, but rather loss reserves represent management's best estimate of our company's liability based on application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known at the balance sheet date. The process of setting reserves is complex and necessarily imprecise. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. To arrive at its best estimate for losses we use various damage estimating tools including software developed and owned by acknowledged industry leader, Insurance Service Office. Reserve factors for IBNR are reviewed at least quarterly, and updated at least annually, by an independent actuarial consultant. In addition, our appointed independent actuary attests to the adequacy of our unpaid claim reserve, including IBNR at calendar year end.

Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for 2015, 2014, and 2013:

	2015	2014	2013
Reserve for losses and LAE, beginning of year	$15,009,506	$15,884,062	$11,641,296
Reinsurance recoverables on losses and LAE	(13,995,400)	(15,090,175)	(10,618,032)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	1,014,106	793,887	1,023,264

Add provision for claims and LAE occurring in:
Current year	4,978,121	2,882,295	2,015,107
Prior years	224,455	48,000	244,000

Net incurred losses and LAE during the current year	5,202,576	2,930,295	2,259,107

Deduct payments for claims and LAE occurring in:
Current year	3,303,363	2,111,930	1,927,482
Prior years	712,982	598,146	561,002

Net claim and LAE payments during the current year	4,016,345	2,710,076	2,488,484

Reserve for losses and LAE, net of reinsurance recoverables, at end of year	2,200,337	1,014,106	793,887

Reinsurance recoverables on losses and LAE	25,771,700	13,995,400	15,090,175

Losses and loss adjustment expenses at December 31	$27,972,037	$15,009,506	$15,884,062

Loss Reserve Development

Our losses and LAE represent estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE for the years 2006 (inception) through 2015 (dollars in thousands):

	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Reserves for Claims & Loss Adjustment Expenses	600	1,802	15,590	12,904	24,609	37,393	40,004	22,080	31,699	61,159

Cumulative paid claims and claim expenses

One year later	491	1,480	15,463	13,572	23,137	37,838	41,346	21,705	30,396
Two years later	491	1,569	15,864	13,683	23,555	38,479	60,842	22,846
Three years later	491	1,638	16,208	13,745	23,544	38,824	62,938
Four years later	491	1,639	16,716	13,761	23,545	38,841
Five years later	491	1,639	16,821	13,761	23,545
Six years later	491	1,639	16,821	13,761
Seven years later	491	1,639	16,823
Eight years later	491	1,639
Nine years later	491

Reserves re-estimated
One year later	-	-	580	652	972	1,519	11,135	1,420	4,088
Two years later	-	10	272	135	345	460	4,981	1,037
Three years later	-	-	863	15	19	98	1,221
Four years later	-	-	398	-	-	55
Five years later	-	-	-	-	-
Six years later	-	-	-	-
Seven years later	-	-	-
Eight years later	-	-
Nine years later	-

Deficiency (redundancy)	(109)	(163)	1,233	857	(1,064)	1,393	21,713	(271)	(5,391)

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

The following table shows the A.M. Best and S&P ratings of our current reinsurers who participate in 10% or greater across all of our reinsurance programs at December 31, 2015.

Reinsurer	A.M. Best Rating	S&P or S&P Lloyds Rating
Allianz Risk Transfer	A+ g	AA-
American Standard Insurance Company of Wisconsin	A r	NR
Ascot Underwriting Ltd	A u	A+
Caitlin Re Switzerland Limited	A g	A+
Everest Reinsurance Company	A+ g	A+
Houston Casualty Company (UK Branch)	A+ g	AA-
Lloyds Syndicate No. 2014 Acappella (ACA)	A	A+
Markel Bermuda Ltd	A	A
MS Frontier Reinsurance Ltd	A	A+
Q-Re LLC	A	A
R+V Versicherung AG	NR	AA-
SCOR Reinsurance Company	A g	AA-
Sirius International Insurance Group	A u	A-
XL RE Ltd	A g	A+

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

Quota Share Reinsurance. HAIC uses "quota share" reinsurance to share the risk of loss on its residential property with unaffiliated companies. Quota share or "proportional" reinsurance programs provide that the reinsurer share a proportional percentage of the insurance company's claims and claim expenses. The reinsurer receives a proportional percentage of the insurance company's collected premiums, less a "ceding commission" to cover the insurance company's expenses. The ceding commission covering 50% of ceded premium is subject to adjustment, with a stipulated minimum, depending on the insurance company's claims level in relation to its earned premiums (loss ratio).

Under its quota share program HAIC cedes 90% of property risk and 35% of casualty risk.  During the period April 1, 2015 – December 31, 2015 50% of the property risk and 35% of the casualty risk ceded under the program has an "occurrence cap" equal to the lesser of $175 million or 200% of ceded net earned premiums (15% of the program has an occurrence cap of 212%) during each respective twelve month period the reinsurance contracts remain in force. The remaining 40% of the property risk ceded under the program has an occurrence limit of $20 million and an aggregate CAT limit of $90 million. To further mitigate its exposure to named tropical cyclone storm events, the Company utilizes a 90% quota share reinsurance program specific to tropical cyclones to cover policies written in certain geographical areas prone to these types of storms.  Coverage limits are not to exceed the lesser of $175 million or a 250 year return period.

In addition to the risk mitigation which quota share reinsurance provides, HAIC uses quota share reinsurance as a means to write more business than its capital resources might otherwise allow. The State of Texas limits the amount of "net written premiums" written by a property and casualty insurance company to 300% of its capital and surplus. Net written premiums are determined by deducting premiums paid to reinsurers from premiums received from policyholders. Thus, an insurance company with limited capital can expand its business activity beyond what otherwise might be achieved by reinsuring a portion of its business.

The following table shows the proportion or share of reinsurance premiums and losses assumed by each reinsurer under our quota share programs.

Reinsurer's Share
Reinsurer	Property	Casualty
R+V Versicherung AG	40.00%	-
Everest Reinsurance Company	15.00%	15.00%
Qatar Reinsurance Company LLC, Bermuda Branch	15.00%	-
SCOR Reinsurance Company	10.00%	10.00%
Catlin Re Switzerland Ltd. (Bermuda Branch)	5.00%	5.00%
Odyssey Reinsurance Company	2.50%	2.50%
Taiping Reinsurance Co. Ltd.	2.50%	2.50%

Named Windstorm Quota Share Reinsurance	Reinsurer's Share
Allianz Risk Transfer (Bermuda) Limited	100.00%

HAIC's residential property quota share contracts are reviewed annually and are subject to termination as to new business or renegotiation as to terms.

Excess of Loss Reinsurance. HAIC also uses "excess of loss" reinsurance for both its property and casualty lines of business. This type of reinsurance covers losses, consisting of claims and claim expenses, above a certain retained amount per occurrence, subject to a maximum limit.

Covering its property business, HAIC maintains two excess programs which limit residential property losses. One program protects the insurance company against large numbers of individual losses originating from single loss events, such as weather or other catastrophes. A second program provides coverage for individual risks, generally limited to losses from fire or other non-weather perils.

Under the largest of the per event programs, HAIC utilizes property catastrophe treaties, which develop over four layers with a gross loss of $170 million excess of $5 million per occurrence. Coupled with the quota share reinsurance program described above, these two programs limit the Company's net retention to $500,000 per loss occurrence. The Company entered into a mixture of 12 and 24 month treaty periods to take advantage of low catastrophe reinsurance pricing in the marketplace. The Company's higher limit catastrophe coverage is placed for 12 months, as the Company believes this level of coverage has less price volatility than lower limits and feels it can acquire this type of coverage at competitive prices going forward. This excess loss coverage is purchased in layers, as shown in the table below.

The reinsurers who participate in this program as of December 31, 2015 and their percentages of participation are as follows:

Layer/Reinsurer	Participation
$15,000,000 excess of $5,000,000
Sirius International Insurance Corporation	30.00%
XL Re Ltd.	30.00%
Everest Reinsurance Company	12.50%
Markel Bermuda Limited	12.50%
Lloyd's Syndicate No. 2014 Acappella (ACA)	10.00%
Shelter Mutual Insurance Company	5.00%

$30,000,000 excess of $20,000,000
Lloyd's Syndicate No. 0435 Faraday (FDY)	10.00%
Lloyd's Syndicate No. 0510 R. J. Kiln & Company Limited (KLN)	10.00%
Everest Reinsurance Company	9.00%
American Standard Insurance Company of Wisconsin	8.00%
Lloyd's Syndicate No. 4444 Canopius (CNP)	8.00%
Sirius International Insurance Corporation	8.00%
XL Re Ltd.	8.00%
Allied Worldwide Assurance Company, Ltd.	6.00%
MS Frontier Reinsurance Limited	6.00%
Markel Bermuda Limited	5.00%
Hannover Re (Bermuda) Ltd.	4.00%
Lloyd's Syndicate No. 2014 Acappella (ACA)	4.00%
Mapfre Re, Compania De Reaseguros, S.A.	4.00%
Shelter Mutual Insurance Company	3.00%
Lloyd's Syndicate No. 0958 Canopius (CNP)	2.00%
Lloyd's Syndicate No. 1729 Dale (DUW)	2.00%
Lloyd's Syndicate No. 2623 A.F. Beazley and Others (AFB)	1.64%
Lloyd's Syndicate No. 2001 Amlin Underwriting Limited (AML)	1.00%
Lloyd's Syndicate No. 0623 A.F. Beazley and Others (AFB)	0.36%

$100,000,000 excess of $50,000,000
Everest Reinsurance Company	9.80%
Ascot Underwriting (Bermuda) Limited	8.98%
American Standard Insurance Company of Wisconsin	8.16%
MS Frontier Reinsurance Limited	8.16%
XL Re Ltd.	8.16%
Sirius International Insurance Corporation	6.53%
Lloyd's Syndicate No. 2791 MAP Underwriting (MAP) 4LF	5.88%
Hannover Re (Bermuda) Ltd.	5.71%
Lloyd's Syndicate No. 4444 Canopius (CNP)	5.22%
Allied Worldwide Assurance Company, Ltd.	4.90%
Fubon Insurance Co., Ltd.	3.27%
Hamilton Re, Ltd.	3.27%
Mapfre Re, Compania De Reaseguros, S.A.	3.27%
Markel Bermuda Limited	3.27%
Lloyd's Syndicate No. 2014 Acappella (ACA)	2.45%
Shelter Mutual Insurance Company	2.45%
Lloyd's Syndicate 1729 Dale (DUW)	2.04%
Lloyd's Syndicate No. 0510 R. J. Kiln & Company Limited (KLN)	1.63%
Lloyd's Syndicate No. 2007 Novae (NVA)	1.63%
Lloyd's Syndicate No. 2623 A.F. Beazley and Others (AFB)	1.34%
Lloyd's Syndicate No. 0958 Canopius (CNP)	1.30%
Lloyd's Syndicate No. 0435 Faraday (FDY)	0.82%
Lloyd's Syndicate No. 2001 Amlin Underwriting Limited (AML)	0.82%
Lloyd's Syndicate No. 2791 MAP Underwriting (MAP) 4NZ	0.65%
Lloyd's Syndicate No. 0623 A.F. Beazley and Others (AFB)	0.29%

$25,000,000 excess of $150,000,000
Houston Casualty Company, UK Branch	100.00%

The amount of excess of loss reinsurance purchased is largely determined by subjecting HAIC's policies to a computer model which runs numerous simulations of various severities of catastrophic events and arrives at levels of Probable Maximum Loss, or PML, based on levels of probability. The model used by HAIC to estimate PML's to assist in its decision to purchase catastrophe excess of loss reinsurance is the AIR Worldwide Hurricane Historical model. The background of models is described more fully in the Underwriting section on page 5.

HAIC's business is modeled quarterly, and the amount of reinsurance purchased is selected so that a sufficient amount of reinsurance is in place to, at minimum, cover a PML that equates to a hurricane that might be expected to occur in any given year approximately 1% of the time or less. While the initial decision on the level of reinsurance to purchase is made at the inception date of the program, the Company's quarterly review of loss models can lead to additional purchases throughout the year. The amount purchased is meant to exceed the amount of estimated losses and the cost of handling claims at the purchase date to allow for growth. HAIC estimates and includes in its coverage limits an amount that is likely to be assessed by the Texas Windstorm Insurance Association, or TWIA, for a similar event. The latter is included because an event effecting HAIC would likely affect TWIA, both having business in many of the same geographical areas. TWIA is more fully described below.

HAIC's property excess of loss coverage on a "per risk" basis, reinsures large losses which may occur on individual properties covering other than weather related perils. This coverage covers losses in excess of $500,000 for each risk, with an occurrence limit of $3,337,500 and an annual loss limit of $12,237,500. The reinsurers participating in this program are shown below and are rated A- or better.

Reinsurer	Participation
Everest Reinsurance Company	100.00%

HAIC's casualty excess of loss coverage on a "per risk" basis covers losses in excess of $100,000, with an occurrence limit of $650,000.  The program permits 10 reinstatements of coverage during the treaty period, with an annual loss limit of $7,150,000.

Reinsurer	Participation
Everest Reinsurance Company	100.00%

The per risk excess of loss programs currently in place were purchased on April 1, 2015, and remain in effect until December 31, 2016.

As HAIC relies heavily on quota share and catastrophe reinsurance to support its growth and continued operations and to protect it from adverse risk, the unavailability, limited availability, or increased cost of reinsurance could have a material adverse effect on our business, results of operations and financial condition.

The Texas Windstorm Insurance Association or TWIA

 HAIC, as a company writing residential property insurance in Texas, is a member of and is subject to assessments by the Texas Windstorm Insurance Association ("TWIA"). TWIA is a so-called "residual market", providing coverage for windstorm, hurricane, hail, and other weather-related perils in the Texas counties (called the "First Tier") that face the Gulf of Mexico. The principal purpose of TWIA is to provide insurance protection from tropical cyclones to residential and commercial property owners along the Gulf of Mexico who would otherwise find it difficult or impossible to secure coverage from private companies.

Assessments are determined based on a formula largely determined by the market share of the member company in the property lines covered by TWIA. Potential assessments may be offset by windstorm business voluntarily written in the First Tier by the member company. HAIC has written insurance within the First Tier including wind coverage, however not in amounts material enough to offset its entire exposure to assessments. HAIC's assessment percentage for the loss year 2014 was 0.713% of assessable losses.

In our latest notification from TWIA, losses incurred are funded in a number of ways, of which assessments are a part. These funding measures include:

●	the first $600 million of losses are expected to be funded by premiums charged to Coastal consumers and accumulated in a Premium and Catastrophe Reserve Fund;
●	the next $500 million in losses is to be funded by Class 1 Public Securities which are repaid by future premiums collected by TWIA from Coastal residents;
●	the next $500 million in losses is to be funded by Class 1 Member Assessments;
●
the next $1 billion ($1.6 billion - $2.6 billion in total incurred losses) are expected to be funded by catastrophe bonds, which will be sold to the public, as well as member assessments, alternating in $250 million layers; and

●	the next $2.3 billion from $2.6 billion up to $4.9 billion in losses incurred is covered through reinsurance and alternative risk financing paid by TWIA premiums.

The funding mechanisms available to TWIA do not address losses in excess of the $4.9 billion outlined above, whether caused by a single event or multiple events. The funding of TWIA is governed by Texas law. It is unknown if the State of Texas would, through legislation or otherwise, provide additional funding or what funding methods would be used.

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

Employees

As of December 31, 2015 we had 56 employees, all but one of whom are full time employees, including seven executive officers. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

ITEM 1A. Risk Factors

You should read the following risk factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission (SEC). These risk factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like us. Like other companies, we are susceptible to macroeconomic downturns in the United States that may affect the general economic climate, the insurance industry and our performance. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, actual financial results that do not meet our and/or the investment community's expectations, changes in our and/or the investment community's expectations for our future results and other factors, many of which are beyond our control.

Risks Related to Our Business

Because our insurance subsidiary currently conducts a significant portion of its business in only one state, any single catastrophic event or other condition affecting losses in that particular state could adversely affect our insurance subsidiary's business, financial condition, and results of operations.

Our insurance subsidiary conducts a significant portion of its business in one state, Texas. While our insurance subsidiary actively manages its exposure to catastrophic events through its underwriting process and the purchase of reinsurance, a single catastrophic event, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting Texas could have a disproportionately adverse impact on our insurance subsidiary's business, financial condition, and results of operations. In addition, because our insurance subsidiary's business is concentrated in Texas, we have increased exposure to certain catastrophic events and destructive weather patterns such as severe thunderstorms, hurricanes, tropical storms, and floods. Changes in the prevailing regulatory, legal, economic, political, demographic, competitive, and other conditions in Texas could also make it less attractive for our insurance subsidiary to do business in Texas and would have a more pronounced effect on our insurance subsidiary than it would on other insurance companies that are more geographically diversified. Because our insurance subsidiary's business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in Texas could have an adverse effect on its business, financial condition, and results of operations.

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

We rely heavily on quota share and catastrophe reinsurance to support our growth and to protect us from adverse risk. The unavailability, limited availability, or increased cost of reinsurance could have a material adverse effect on our business, results of operations and financial condition.

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

The property and casualty insurance industry is cyclical and, during times of increased capacity, highly competitive. We compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Our principal competitors cannot be easily classified. Our principal lines of business are written by numerous other insurance companies. Competition may come from very large, well-established national companies, smaller regional companies, or other specialty insurers in our field. Many of these competitors have greater financial resources, larger agency networks and greater name recognition than our company. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverages offered, and availability of coverage desired by customers, commission structure and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

Our ability to compete in the property and casualty insurance industry and our ability to expand our business may be negatively affected by the fact that we are not rated by A.M. Best. We are rated by Demotech, Inc. Mortgage companies and independent agents generally accept a Demotech rating. However, in some states, mortgage companies require homeowners to obtain property insurance from an insurance company with a certain minimum A.M. Best rating. Further, some independent agents are reluctant to do business with a company that is not rated by A.M. Best. As a result, not having an A.M. Best rating may prevent us from expanding our business into additional states or into certain independent agencies within our current states of operation, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.

In addition, industry developments could further increase competition in our industry. These developments could include:

●	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;
programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage;
●	changing practices caused by the Internet, which has led to greater competition in the insurance business;
●	changes in state regulatory climate; and
●	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiary.

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

We record reserves for specific claims incurred and reported and reserves for claims incurred but not reported. We establish estimates of losses for reported claims on an individual case basis. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider our estimate of the ultimate cost to settle the claim, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred. Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. While management believes that amounts included in the consolidated financial statements are adequate and our independent actuary opined to this amount, there can be no assurance that future changes in loss development, favorable or unfavorable, will not occur. The estimates are periodically reviewed and any changes are reflected in current operations.

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

Our future growth will depend on our ability to expand the number of insurance policies we write, to expand the kinds of insurance products we offer, and to add the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. Unexpected catastrophic events in our market areas, such as severe thunderstorms, hail and tornadoes, which have increased in recent years, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims.

We may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained earnings will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth, profitability, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing stockholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected. At present we have adequate capital to meet current levels of new business production and anticipated growth within the markets we serve and the products we offer. However, additional capital may be needed if through our expansion into additional states we significantly increase our premium production or if we decide to immediately and significantly reduce our need for, and reliance on, reinsurance.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company's capital and surplus, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our company's capital and surplus, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of capital and surplus, premium and loss reserves invested. As we continue to grow and to deploy our capital, the proportion of income invested will decrease, and investment income will make up a smaller percentage of our net revenue. As of December 31, 2015, approximately 59% of our available cash and invested assets were invested in certificates of deposit and approximately 13.6% were invested in fixed-maturity securities. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

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

Litigation against property and casualty insurance insurers has increased in recent years, especially in Texas. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiary inadequate for current and future losses.

Although we follow the industry practice of reinsuring a portion of our risks we may not be able to successfully alleviate risk through reinsurance arrangements.

Reinsurance is the practice of transferring part of an insurance company's liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. Our reinsurance structure is comprised of numerous reinsurance companies with varying levels of participation providing coverage for loss and loss adjustment expense, or LAE, at pre-established minimum and maximum amounts. In accordance with our minimum requirements, our amount of reinsurance coverage is determined by subjecting our homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the amount of our probable maximum loss from a storm of severity that occurs once in every 100 years or greater. Our amount of losses retained (our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of our insurance subsidiary. For the 2014 – 2015 treaty period, which began on April 1, 2014, we retain an aggregate of $400,000 in loss and LAE for each of the first two catastrophic events. We have purchased reinsurance treaties to insure our insurance subsidiary to the standard which consists of first and second event coverage greater than 1-in 100 year level. The treaties cover 80% of its risk under property coverage on any one loss occurrence not to exceed $110 million and 20% of its risk under property coverage on any one loss occurrence in excess of $4 million, not to exceed $110 million. Single catastrophe losses and LAE exceeding $110 million are our responsibility. During the period from August 1, 2014 through November 30, 2014 this limit was increased to $140 million, to provide the Company with additional coverage during the 2014 hurricane season. For the 2015 – 2016 treaty period, which began on April 1, 2015, we retain an aggregate of $500,000 in loss and LAE for each occurrence. We have purchased reinsurance treaties to insure our insurance subsidiary to the standard which consists of first and second event coverage greater than 1-in 100 year level. The treaties develop over four layers with a gross loss limit of $170 million excess of $5 million per occurrence. Single catastrophe losses and LAE exceeding $175 million are our responsibility.  In addition, 40% of aggregate losses arising from CAT events, other than from losses covered by our named windstorm quota share reinsurance, which exceed $90 million during the 21 month period from April 1, 2015 – December 31, 2016 are our responsibility.

Although we follow the industry practice of reinsuring a portion of our risk through various types of reinsurance programs, including quota share, excess of loss and catastrophe excess of loss, we may not be able to successfully alleviate risk through such reinsurance arrangements. The pricing for these types of reinsurance is based on both the experience of HAIC's book of business as well as the overall experience of the global property and casualty insurance industry. The cost of the quota share reinsurance is reflected in the amount of the ceding commission allowance reinsurers pay HAIC of the production of the business. Should the allowance offered to HAIC by reinsurers not reflect the actual cost of producing the business, this would create a risk to the current business model and adversely affect the business. Both types of excess of loss reinsurance used by HAIC allows the sharing of losses on both a per risk and per occurrence basis, allowing HAIC to underwrite larger amounts of business than it would be able to, without this coverage. Reinsurers charge for this type of coverage by taking a percentage of the premium earned on each policy included in the program. The rising cost of this type of coverage, which could limit HAIC's ability to obtain adequate levels of coverage could limit HAIC's ability to write policies with certain risk limits and or limit its ability to take on additional business over concerns of risk concentration. Both instances would mean a reduction in business volume and would adversely affect the operating results of the company.

We face a risk of non-availability of reinsurance, which could materially and adversely affect our ability to write business and our results of operations and financial condition.

Market conditions beyond our control, such as the amount of capital in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection we purchase. Although the availability of capital and the pricing of reinsurance has been favorable over the past several years, we cannot be assured that reinsurance will remain continuously available to the same extent and on the same terms and rates as are today. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, we may have to accept an increase in our net exposures and we may have to reduce our insurance writings. Either of these potential developments could have a material adverse effect on our financial position, results of operations and cash flows.

We face a risk of non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect our insurance subsidiary against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our insurance subsidiary from its primary obligation to pay for losses insured under the policies it issues, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective with regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, Standard & Poor's, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. We may require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. It is not standard business practice to require security for balances due from reinsurers authorized by the insurance department of our home state; therefore, certain balances are not collateralized. A reinsurer's insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

●	engaging in vigorous underwriting;
●	carefully evaluating terms and conditions of our policies;
●	focusing on our risk aggregations by geographic zones, credit exposure and other bases; and
●	ceding insurance risk to reinsurance companies.

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

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriters and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and may be unable to expand our operations, which could adversely affect our results.

Because we have relatively few employees, the loss of, or failure to attract, key personnel could also significantly impede the financial plans, growth, marketing and other objectives of our insurance subsidiary. Our insurance subsidiary's success depends to a substantial extent on the ability and experience of the members of its senior management team. Our insurance subsidiary believes that its ability to grow and future success will depend in large part on its ability to attract and retain additional skilled and qualified personnel and to expand, train and manage its employees. Our insurance subsidiary may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense. We have employment agreements with some but not all key personnel. To date, we have had no difficulty attracting qualified personnel to support our operations.

Our information technology systems may fail or suffer a loss of security which could adversely affect our business.

The Company's insurance subsidiary is highly dependent on the successful and uninterrupted functioning of its computer systems. We rely on these systems to quote and underwrite our business, bill premium and issue policies to customers as well as provide financial data. The failure of the system through natural disaster and/or power outages could disrupt our operations and could result in a material adverse effect on our business. The Company has addressed this risk through the establishment of back up facilities for data and source code which are built to DOD anti-terrorism force protection codes, at one of the most physically secure commercial data centers in the country. The Company enhanced its backup / data recovery capabilities by bringing on-line mirror processing systems.

A security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information. The Company maintains corporate insurance to mitigate the costs associated with this threat.

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

The development and expansion of our business is dependent upon the successful development and implementation of advanced computer and data processing systems. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations. We license the software used in our policy administration process (PTS) from a third party, Silvervine. Silvervine also maintains PTS. In addition, we outsource the hosting and operating of our policy administration system with Silvervine.  Silvervine hosts PTS on its servers located in Warner Robbins, GA, with a mirror processor hosting both system and policy records in Atlanta, GA. Through this "mirror processing environment" the Company has established a data security protocol which provides instant "off-site" back-up of both its operating software and data. In addition, the Company has offsite storage of the Silvervine operating software with Iron Mountain Intellectual Property Management, Inc.

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

We write insurance policies through approximately 650 independent agents in Texas, some of whom write a significant amount of business with us, and approximately 100 independent agents in Arizona, South Carolina and Virginia. We rely on these independent agents as the only source for our insurance policies.

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

A rating by A.M. Best is more widely accepted by lenders, independent agents and consumers than a Demotech rating. A.M. Best has been the rating standard relied upon to rate insurance companies in the United States for many years. The Demotech rating alone may not be sufficient to allow us to expand into parts of the United States where Demotech is not as well known or as widely used. However, Demotech's rating has been sufficient for our current operations and recent expansion and we expect it to be sufficient in the additional states that the Company has under study.

Our success depends on our ability to accurately price the risks we underwrite.

The results of our operations and the financial condition of our insurance subsidiary depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

●	the availability of sufficient reliable data and our ability to properly analyze available data;
●	the uncertainties that inherently characterize estimates and assumptions;
●	our selection and application of appropriate rating and pricing techniques;
●	changes in legal standards, claim settlement practices, and restoration costs; and
●	legislatively imposed consumer initiatives.

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

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Regulation of our Insurance Operations

As an insurance holding company, we are currently subject to regulation by the State of Texas and in the future may become subject to regulation by certain other states or a federal regulator.

Insurance holding company systems are regulated by the domicillary state of the insurance company member. State statutes and administrative rules generally require each insurance company in the holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and consolidated tax allocation agreements.

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

Our insurance subsidiary currently operates in Texas, Arizona, South Carolina and Virginia. In the future, our insurance subsidiary may transact business in other states, and therefore, its products will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Currently, the federal government's role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

Our insurance subsidiary is subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Our insurance subsidiary and its product and marketing practices is subject to the supervision and regulation of the state in which it is domiciled (Texas) and the states in which it does business (currently Texas, Arizona, South Carolina, and Virginia). Such supervision and regulation is primarily designed to protect our policyholders rather than our stockholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

●	the content and timing of required notices and other policyholder information;
●	the amount of premiums the insurer may write in relation to its surplus;
●	the amount and nature of reinsurance a company is required to purchase;
●	participation in guaranty funds and other statutorily-created markets or organizations;
●	business operations and claims practices;
●	approval of policy forms and premium rates;
●	standards of solvency, including risk-based capital measurements;
●	licensing of insurers and their products;
●	restrictions on the nature, quality and concentration of investments (domiciliary state only);
●	restrictions on the ability of our insurance company subsidiary to pay dividends to us;
●	restrictions on transactions between insurance company subsidiaries and their affiliates (domiciliary state only);
●	restrictions on the size of risks insurable under a single policy;
●	requiring deposits for the benefit of policyholders;
●	requiring certain methods of accounting (domiciliary state only);
●	periodic examinations of our operations and finances;
●	prescribing the form and content of records of financial condition required to be filed; and
●	requiring reserves as required by statutory accounting rules (domiciliary state only).

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

The Company's insurance subsidiary, HAIC, is not currently subject to any regulatory investigations or settlements.

Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

Changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business (currently Texas, Arizona, South Carolina, and Virginia). This regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors in the insurance company or its affiliates, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, trade practices and claims practices, participation in guaranty funds and other statutorily-created markets or organizations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company's business. The National Association of Insurance Commissioners ("NAIC") and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

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

Since beginning operations in 2006, the Company has been able to finance its operations and maintain the statutory required capital of its insurance subsidiary from its original organizational financing, results of operations, additional surplus contributions from its parent, and the small amount of interest income earned on invested assets. In 2015, HAMGA paid dividends to the Company totaling $720,000. These funds were used for operating expenses of the Company. In 2014, HAMGA paid a dividend to the Company totaling $325,000. These funds were used for operating expenses of the Company.

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

Risks Related to an Investment in Our Securities

There is no established public trading market for our securities and your investment may be illiquid for an indefinite amount of time.

There is currently no public market for our securities. On January 6, 2016, we filed Form 15-15(d) with the Securities and Exchange Commission to suspend our duty to file periodic and current reports under sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. We were eligible to suspend our reporting obligations because we have fewer than 300 stockholders of record.  Except for this Form 10-K, which we filed to complete our 2015 reporting requirements, we will no longer file periodic and current reports under sections 13 and 15(d) unless required by law.  As a result of the suspension of reporting requirements, our common stock was removed from quotation on the Over-the-Counter exchanges (OTCQB), and there is no longer a public trading market for our common stock.  Consequently, your investment may be illiquid for an indefinite amount of time.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.    Properties

As of December 31, 2015, we leased approximately 11,486 square feet of office space in Irving, Texas and the monthly rent for this space was $11,597 payable in equal monthly installments. Rent may be increased each December 31st, with a maximum increase equal to 95% of our pro rata share, based on occupancy, of any increase in the landlord's operating costs. The cost of utilities is charged separately, prorated based on occupancy. The lease for this office space expires on May 31, 2017.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In fiscal year 2015, there was no established public trading market for our common stock. There were limited and sporadic quotations of bid prices for our common stock in the OTCQB Tier of OTC Markets, under the symbol "HMWN". In late December 2015, the Company terminated its then-effective registration statements on Form S-1 and Form S-8, which had previously registered the potential sales of our common stock by the stockholders named therein and registered the grants and subsequent sales of our securities under our current equity benefit plans. As directed by its Board of Directors, the Company filed Form 15-15(d) with the Securities and Exchange Commission on January 6, 2016. As a result, the Company's stock was removed from quotation on the OTCQB.

Holders of Common Equity

As of March 29, 2016, there are approximately 69 stockholders of record of our common stock.

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

OVERVIEW

General

HAHC is a property and casualty insurance holding company incorporated in Delaware in 2005. In May 2006, we began selling property and casualty insurance products in Texas through our subsidiary, HAIC. HAIC began offering property and casualty insurance products in Arizona in 2014, and South Carolina and Virginia in 2015. HAHC's subsidiary, HAMGA provides marketing services in Texas and claims administration services in all other markets in which the Company does business. Through the use of highly automated underwriting tools, we currently offer homeowners, dwelling fire and extended coverage, tenant and condominium owner's policies within market segments which we believe have been historically profitable. Using internet-enabled applications, our products are offered to the public through independent insurance agents.

To support future business development, we have applied for licenses to write business in thirty-two states, in which we have received twenty-five certificates of authority. Our current plan is to enter up to two additional states in 2016. Dwelling fire and extended coverage, tenant and condominium owner's policies will be added to our current expansion states as soon as development of these programs is completed and state approval is obtained.  We expect both of these to occur in 2016.

We sell insurance policies predominately in Texas. As such, the health of the Texas economy and housing market has a direct impact on our business activity. The following selected statistics published monthly by the Real Estate Center at Texas A&M University are key indicators that we monitor when evaluating our current financial condition and operating results:

●	Texas' seasonally adjusted unemployment rate was 4.7% at December month end, as compared to the national U.S. rate of 5.0%.
●	Single family home sales were up 5.0% year over year as of December month end.
●	exas' nonfarm employment rate increased 1.4% at December month end, as compared to an 1.9% increase of the national U.S. rate.

These favorable employment and housing economic trends, along with competitive pricing in our target markets and the creation of a new Texas coastal program in June 2015 (within the Houston metropolitan area, which includes dedicated reinsurance to allow us to write business in wind exposed areas), resulted in improved premium production during 2015. The resulting increase in earned premiums, along with improved reinsurance terms for the 2015 - 2016 treaty year, are all factors which aided in our positive results for the year ended December 31, 2015.

The Texas Department of Insurance ("TDI") reported in its second quarter 2015 report to the Texas Legislature that we are the 15th largest homeowners company in Texas.  TDI also reported we are one of the fastest growing companies in Texas among the top 15 and the only company in the top 15 to show an underwriting profit in the second quarter of 2015, despite the active springtime convectional thunderstorm season which occurred during the second quarter of 2015.  As of December 31, 2015, our property insurance policy in force count of 94,982 represented annualized premiums of approximately $98.5 million as compared to the same time last year when our policy in force count was 74,698, and our in force premium was approximately $74.4 million as of December 31, 2014.  Our policy growth year over year was 27.2%, while our in force premium grew 32.5%.

ANALYSIS OF FINANCIAL CONDITION

Our net cash provided by operations of $12.7 million for the year ended December 31, 2015 was the primary source of our increase in net invested assets, which includes cash and cash equivalents. Our primary investment vehicle is certificates of deposit of varying terms.

Our net invested assets for the year ended December 31, 2015 increased $12.5 million, or 97.7%. As of December 31, 2015, the Company had invested approximately $4.2 million, or 16.6%, of its total invested assets in fixed maturity obligations and $21.1 million, or 83.4%, of its total invested assets in certificates of deposit.

Our balance due from reinsurers, increased $23.7 million, or 43.7%, primarily due to an increase in ceded unearned premium reserve, which was due to the growth of our business, and an increase in ceded claims reserve, a result of increased claim activity.

Our loss and loss adjustment expense reserves increased $13.0 million, or 86.4%, primarily from increased claim activity due to an active springtime convectional thunderstorm season primarily during the second quarter of 2015 and the unusual occurrence of significant weather events during the fourth quarter of 2015.

Our increases in ceded reinsurance premiums payable, unearned premiums, and unearned ceding commissions were all directly related to increased business volume during the year ended December 31, 2015, resulting in our customer base increasing by 27.2% and our in force premium increasing by 32.5% during the same period, as well as our purchase of additional quota share reinsurance for named windstorms.

Our general and accrued expenses increased by $3.0 million, or 132.5%, primarily the result of reclassification of checks issued, not yet presented for payment, which includes both claim and general operating expenses.  The majority of these unpresented checks were a result of increased claim activity.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Our principal revenues include earned premiums, which are reported net of reinsurance costs, and ceding commissions from our insurance company and policy and other fee income collected and reported by our MGA.  We cede a substantial portion of our earned premium to reinsurers under our quota share programs to mitigate high frequency risks as well as to protect us from catastrophic events and, under an excess of loss contract program, to mitigate losses from catastrophic events.  Our principal expenses are claims from policyholders, policy acquisition and other underwriting expenses, and general and administrative expenses.

Net income available to common stockholders was $4,038,807 and $2,164,125, respectively, for the year ended December 31, 2015 and 2014.  As of December 31, 2015, we had total assets of $129.6 million and stockholders' equity of $14.9 million.

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	2015	2014
Revenues:

Premiums earned	$83,394,739	$64,895,484
Ceded premiums	(78,026,288)	(60,484,640)
Net premiums earned	5,368,451	4,410,844
Policy fees	7,104,575	5,616,525
Ceding commissions and reinsurance profit share	23,655,849	16,651,464
Loss adjustment and other fee income	2,148,208	1,530,234
Investment income, net of investment expenses	138,517	43,603
Net realized investment losses	(3,783)	-

Total revenue	38,411,817	28,252,670

Expenses:

Losses and loss adjustment expenses	5,202,576	2,930,295
Policy acquisition and other underwriting expenses	20,286,806	16,497,662
General and administrative expenses	6,761,533	5,496,391

Total expenses	32,250,915	24,924,348

Income before income taxes	6,160,902	3,328,322

Provision (benefit) for income taxes:
Current	2,920,705	1,748,911
Deferred	(798,610)	(584,714)
Total income taxes	2,122,095	1,164,197

Net income	$4,038,807	$2,164,125

Cumulative preferred stock dividends	-	-

Net income available to common stockholders	$4,038,807	$2,164,125

Basic income per common share	$0.25	$0.13
Diluted income per common share	$0.23	$0.12
Cash dividend declared per common share	$-	$-

Losses and loss adjustment expenses to net earned premium	96.91%	66.43%
Expenses to direct earned premium	32.43%	33.89%
Acquisition & underwriting and other operating expenses to fee income	82.19%	92.42%
Combined loss & expense to total earned revenue	84.26%	88.36%

Net income for the year ended December 31, 2015 was $4,038,807, as compared to net income of $2,164,125 for the year ended December 31, 2014. Results for the year ended December 31, 2015, as compared to the year ended December 31, 2014, were favorably impacted primarily by:

●	an increase in direct written premium of $23.9 million, or 32.4%, resulting in increased ceding commissions coming from our quota share reinsurance program;
●	an increase of $2.1 million, or 29.0%, of policy related fee income from our MGA, offset by an increase in policy acquisition costs, a direct result of increased business volume; and
●
loss and loss adjustment expenses of $2.3 million, primarily related to springtime convectional thunderstorm events occurring during the second quarter of 2015 and the unusual occurrence of significant weather events during the fourth quarter 2015.

Income available to common stockholders for the year ended December 31, 2015 was $4,038,807, or $0.23 earnings per diluted common share, compared to income available to common stockholders of $2,164,125, or $0.12 earnings per diluted common share, for the year ended December 31, 2014.

COMPANY RISK MANAGEMENT

 In support of our expansion in the Houston metropolitan area, commencing June 1, 2015, we entered into a property quota share reinsurance treaty with a third party reinsurer specifically to mitigate losses from named tropical cyclone storm risk. The treaty covers 90% of our risk under property coverage on any named hurricane or tropical storm system which affects certain geographical areas in the Houston metropolitan area, not to exceed the lesser of $75,000,000 or a 250-year return period. This reinsurance coverage is in addition to the reinsurance programs described below.

Commencing April 1, 2015, we reinsured our property and casualty risk under multiple quota share reinsurance treaties with third party reinsurers.  The treaties cover 40% of our risk under property coverage on any one loss occurrence not to exceed $20,000,000; 50% of our risk under property coverage on any one loss occurrence not to exceed $175,000,000; and approximately 35% of our risk under casualty coverages.

We also purchased property per risk reinsurance covering non-weather losses (ten occurrences) in excess of a gross loss of $500,000 per occurrence (a net loss of $50,000). This coverage was obtained principally to protect the Company in the event of a large fire loss.

Due to our increased exposure to casualty risk, we entered into a per risk casualty excess of loss reinsurance program, beginning April 1, 2015. The program covers losses in excess of $100,000, with an occurrence limit of $650,000.  The program permits ten reinstatements of coverage during the treaty period, with an annual loss limit of $7,150,000.

Property catastrophe treaties, which went into effect on April 1, 2015, develop over four layers with a gross loss of $175,000,000 excess of $5,000,000 per occurrence. Together, the property catastrophe treaties and our main quota share program, leaves us with a net retention of $500,000 per loss occurrence. At the last program renewal date, we entered into a mixture of 12 and 24-month treaty periods to take advantage of low catastrophe reinsurance pricing in the marketplace. Our higher limit catastrophe coverage is placed for 12 months, as we believe this level of coverage has less price volatility than lower limits and feel we can acquire this type of coverage at competitive prices going forward.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Revenue

Premium production for the year ended December 31, 2015 was $97.5 million, an increase of $23.9 million, or 32.4%, over the same period in 2014. This growth was due to an increase in insured properties in 2015, achieved through improved closing ratios on new policies and maintaining persistency on policies subject to renewal in its target markets.

Gross Premiums Earned for the year ended December 31, 2015 were $83.4 million, an increase of  $18.5 million, or 28.5%, over the same period in 2014.

Premiums Ceded for the year ended December 31, 2015 and 2014 were approximately $78.0 million and $60.5 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses under both our quota share and excess of loss reinsurance treaties. Premiums ceded were 93.6 % and 93.2 % of gross premiums earned during the year ended December 31, 2015 and 2014, respectively. We expect our reinsurance premiums applicable to our 2016 fiscal year, as well as our 2016 - 2017 reinsurance treaty year, to remain in excess of 90% of direct earned premium, trending slightly upward reflecting our growth.

Net Premiums Earned for the year ended December 31, 2015 and 2014 were $5.4 million and $4.4 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

MGA Policy Related Fee Income for the year ended December 31, 2015 and 2014 was $9.2 million and $7.1 million, respectively. The $2.1 million increase was primarily attributable to an increase in insured properties as compared to the same period in 2014.

Ceding Commission and Other Fee Income for the year ended December 31, 2015 was $22.9 million compared to $15.0 million for the year ended December 31, 2014. The primary factor for this improvement was increased policy volume, further supported by improved reinsurance terms for our 2015 - 2016 reinsurance treaty year.

Reinsurance Profit Sharing income for the year ended December 31, 2015 was $0.8 million compared to $1.7 million for the year ended December 31, 2014.  Reinsurance profit sharing income, calculated on a treaty year basis, is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses and reserves for future loss development. The $0.9 million decrease in income reported in 2015 was primarily due to adverse loss development in treaty years 2014 and 2015.

Net Premiums Written during the year ended December 31, 2015 and 2014 was $12.8 million and $8.5 million, respectively.   Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable quota share reinsurance costs.

The following is a reconciliation of our total net premiums written to net premiums earned for the year ended December 31, 2015 and 2014 (values in thousands):

	Year Ended December 31,
	2015	2014
Net Premiums Written	$12,817	$8,541
Change in Unearned Premium	(2,282)	(1,207)
Catastrophe & Excess of Loss Reinsurance Premium	(5,167)	(2,923)
Net Premiums Earned	$5,368	$4,411

Change in unearned premium for the year ended December 31, 2015 increased $1.0 million as compared to 2014.  The increase was primarily due to growth in the portfolio. Catastrophe and EXOL premium for the year ended December 31, 2015 increased $2.2 million as compared to 2014. The increase in catastrophe and EXOL premium was primarily the result of our increased purchase of additional catastrophe reinsurance over our net quota share reinsurance program to $175 million from $110 million and our increase in direct earned premiums.

Investment Income, Net of Investment Expenses increased approximately $95,000 for the year ended December 31, 2015, as compared to the same period in 2014. This increase was primarily the result of a higher invested assets base, which increased approximately 97.7% during the year ended December 31, 2015 compared to the year ended December 31, 2014, supported by a slight improvement in yield.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $5.2 million and $2.9 million, respectively, for the years ended December 31, 2015 and 2014. This increase was directly attributable to increased business volume and increased catastrophic and other weather-related events occurring during the year ended December 31, 2015 as compared to the same period in 2014. During the year ended December 31, 2015, we sustained gross losses (losses prior to reinsurance recoveries) totaling $37.7 million from ten PCS designated CAT events. During the same period in 2014, we incurred gross losses (losses prior to reinsurance recoveries) of $14.3 million from seven PCS designated CAT events. Our liability for losses and loss adjustment expense ("Reserves") is more fully described below under "Critical Accounting Policies and Estimates." These Reserves include both case reserves on reported claims and our reserves for incurred but not reported ("IBNR") losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience.

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2015 and 2014 were $20.3 million and $16.5 million, respectively, and primarily reflect the amortization of deferred acquisition costs, including commissions payable to agents for production and renewal of policies, premium taxes and other costs associated with the acquisition of insurance policies. The net increase from the corresponding period in 2014 was primarily attributable to the increase in our overall production.

General and Administrative Expenses for the years ended December 31, 2015 and 2014 were $6.8 million and $5.5 million, respectively. The $1.3 million increase was primarily attributable to increases in compensation and compensation-related costs of $0.9 million, a direct result of our increase in head count from 43 employees at December 31, 2014 to 56 employees as of December 31, 2015, as well as increases in other administrative costs of $0.4 million, which include a variety of professional service fees, contract labor, and other general expenses to support our premium growth.

Income Taxes for the years ended December 31, 2015 and 2014 were $2.1 million and $1.2 million, respectively, for state and federal taxes resulting in an effective tax rate of 34.4 % for 2015 and 35.0 % for 2014. The effective tax rate for the year ended December 31, 2015 was impacted primarily by permanent tax differences on meals and entertainment and stock-based compensation.

Ratios:

The loss ratio applicable to the year ended December 31, 2015 (losses and loss adjustment expenses incurred related to net premiums earned) was 96.9 % compared to 66.4 % for the year ended December 31, 2014. Our loss ratio was negatively impacted primarily by seven severe convectional thunderstorm events occurring during the second quarter of 2015 and the unusual occurrence of significant weather events during the fourth quarter of 2015.

Our expenses (policy acquisition, underwriting, and other operating expenses), as a percentage of direct earned premium was 32.4 % for the year ended December 31, 2015, compared to 33.9 % for the year ended December 31, 2014. The decrease in our expense ratio was primarily attributable to our ability to control acquisition and operating costs during the continued expansion of our business.

Another measurement of our operational effectiveness is the margin between our fee income and acquisition, underwriting, and other operating expenses. This margin is important due to our reliance on quota share reinsurance, under which approximately 90% of our property insurance premium is ceded to reinsurers. We receive a ceding commission from reinsurers for the production of the business. This fee income, along with other policy related fees that we charge, are used to offset the underwriting and other operating expenses we incur in the production of premium. For the year ended December 31, 2015, our acquisition and underwriting and other operating expenses were 82.2 % of policy related fee income, as compared to 92.4 % for the year ended December 31, 2014.

Due to the impact our reinsurance costs have on net premiums earned from period to period, we believe the combined loss and expense ratio measured to total earned revenues is more relevant in assessing overall performance. Our ratio of combined loss and expense to total earned revenue for the year ended December 31, 2015 was 84.3 % compared to 88.4 % for the year ended December 31, 2014.

Seasonality of Our Business

Trends within our insurance business are seasonal, both as they relate to premium production and as they relate to incurred losses. Premium production tends to increase during the late spring and summer due to increased home purchases, while our claims activity increases with the occurrence of convectional springtime thunderstorms producing strong winds, tornados and hail typically during the period from March 1 through June 30 each year. Due to our heavy reliance on reinsurance, we have moved the commencement of our reinsurance treaty year from April 1 to December 31 for the majority of its reinsurance programs in order to include only one treaty year's potential impact from a variance in reinsurance costs and profit share adjustments in a calendar year.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

Insurance premiums are established before we know the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate rates, we may be limited in raising our premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

LIQUIDITY AND CAPITAL RESOURCES

Our operational goals of premium growth and state expansion are dependent upon adequate capital and surplus.

Insurance companies' capital and surplus levels are regularly monitored by the insurance department of its state of domicile.  The primary tool used to monitor an insurance company's capital adequacy is the National Association of Insurance Commissioner's Risk Based Capital Model or "RBC". Remedial action of varying severity begin once an insurance company's RBC falls below 200%. Our ratio at December 31, 2015 was 387% and 458% at the end of 2014.  The industry guidelines for net premium writings to surplus is approximately 3:1.  Our net writings to surplus was 0.51 for the year ended December 31, 2015 and 0.46 for the year ended December 31, 2014.

Since inception, we have financed our cash flow requirements through net premiums received and investment income. We believe our cash flow from net premiums and investment income will be sufficient to cover our cash outflows for at least the next 12 months. Beyond the next 12 months, our primary cash flow sources will continue to be from premiums and investment income.

In the insurance industry cash collected for premium from policies written is invested and interest and dividends are earned thereon. Our primary cash outflows are claim payments and operating expenses. In regard to claim payments, while the substantial portion of our claims are paid out within 90 – 180 days, the period of time payments are made varies by the circumstances of the claim, and loss settlement expenses can be paid over periods of more than one year. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and overhead expenses.

We believe that we maintain sufficient liquidity to pay our claims and expense obligations as well as to satisfy any unforeseen events, including inadequate premium rates and reserve deficiencies. We maintain substantial reinsurance through reinsurers with superior financial ratings to provide sufficient liquidity in the case disasters impact the business we underwrite.

Deferred policy acquisition costs "DAC" are reviewed quarterly by management and are expected to be recoverable from future income, including investment income. However, the amount of DAC considered recoverable could be reduced in the near term if our estimates of future premium and investment income is reduced which could impair our ability to recover these costs.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2015 and 2014 are summarized below.

Summary of Cash Flows

	Year Ended
	December 31,
	2015	2014

Net cash provided by operating activities	$12,738,235	$3,533,953
Net cash used in investing activities	$(12,678,511)	$(5,997,835)
Net cash provided by financing activities	$400	$7,850

Cash Flows for the Year ended December 31, 2015

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $12.7 million. Significant factors in this increase from 2014 were an increase in cash received from net written premiums and policy related fees less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $12.7 million was primarily due to purchases of fixed-maturity securities, available-for-sale of $2.5 million, purchases of short-term investments of $9.6 million, purchases of long-term investments of $8.5 million, offset by redemptions of short-term and long-term investments of $3.2 million and $2.2 million, respectively, and $2.5 million from early calls and maturities of several fixed-maturity securities held as available-for-sale.

Cash Flows for the Year ended December 31, 2014

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $3.5 million. Significant factors in this increase from 2013 were an increase in cash received from net written premiums and policy related fees, less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $6.0 million was primarily due to purchases of fixed-maturity securities, held as available-for-sale of $5.0 million, purchases of short-term investments of $4.3 million, purchases of long-term investments of $3.4 million and purchases of furniture, equipment, and software of approximately $228,000, offset by redemptions of short-term and long-term investments of $4.4 million and $1.9 million, respectively, and $0.6 million from early calls of several fixed-maturity securities held as available-for-sale. Net cash provided by financing activities consisted of $7,850 generated from proceeds from stock options exercised.

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

The credit risk we are exposed to on ceded premium and losses recoverable from reinsurers is managed through the careful selection of reinsurance companies. When selecting reinsurance coverage, we consider the financial strength and stability of the providers, their history of responding to claims, and their overall reputation. We require that all reinsurers have an A.M. Best rating of A- (Excellent), or better, or an S&P rating of AA- or better, in order to minimize the risk of uncollectable balances. HAIC continually monitors the financial condition of its reinsurers with the aid of AON Benfield, its reinsurance broker. As of December 31, 2015, no reinsurance recoverable balance is outstanding beyond 30 days. We do not use credit default swaps to mitigate our credit exposure from either investments or counterparties.

Our key vendor (agent) and insured credit risk centers around the collectability of policy premium. Initially, overall premium collection credit risk is limited by our collection of approximately 62% of our property insurance policies through property mortgagee escrow accounts. Agent credit risk is limited through the daily sweep of all premiums paid directly to the agent by the insured. Finally, on any premium collected directly from an insured, we require a 17% down payment and limit the period over which the balance is collected to a maximum of eight installments. Policies are cancelled as soon as any installment is past due, where the policy is out of equity.

In regard to our investments and cash deposits as of December 31, 2015, we have limited our credit exposure to financial instruments by investing and holding our excess cash in bank demand and time deposits (i.e., CDs), money market accounts which are covered by FDIC insurance, and fixed-maturity securities, classified as available-for-sale. At times, our bank deposits may exceed the FDIC limit. To meet liquidity needs, time deposits mature in no more than eighteen months. We mitigate the credit risk for our fixed-maturity securities by investing in fixed-maturity securities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

Cyber Security Risks

In addition to physical security measures employed at our offsite operations center, which is audited annually under SOC 1 (SSAE No.16) standards, our third party operations center uses firewalls, intrusion detection systems, data base field encryption and other "best practices" to protect access to customer data.  Access to the databases is not allowed from outside our network, except for specific IP addresses which we specify and have control over.  These configurations are reviewed quarterly, to ensure policies and procedures are followed.  Our third party operations site administration performs annual "ethical hack" tests to identify possible vulnerabilities. We maintain corporate insurance to mitigate the costs associated with this risk.

Commitments and Other Contingencies

We lease our corporate office space and certain office equipment under non-cancelable operating leases. None of these lease commitments subject us to material uncertainties through escalation clauses or other cost adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Reserves for Loss and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses, or LAE. Unless otherwise specified below, the term "loss reserves" shall encompass reserves for both losses and LAE. Loss reserves reflect our best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been incurred but not yet reported. Loss reserves established by us are not an exact calculation of our liability. Rather, loss reserves represent our best estimate of our liability based on application of actuarial techniques and other projection methodology, taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves judgment which is affected by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. Our exposure is impacted by both the risk characteristics of the physical locations where we write policies, such as weather-related risks, as well as risks associated with varying social, judicial and legislative characteristics in Texas, the state in which we operate. In determining loss reserves, we give careful consideration to all available data and actuarial analyses, however this process involves significant judgment.

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

Assisting us in setting the case reserves, after first reviewing the elements of the claim and the coverage afforded under the policy, we use a damage estimating software package called Xactimate, developed and owned by the industry leader, Insurance Service Office. The estimating software researches and reports on estimates of structural repair pricing and compares it to actual completed bids and market surveys. The research includes over 40,000 providers of materials, equipment and labor and over 80,000 surveys each year.

We maintain IBNR reserves to provide for incurred claims that have not yet been reported as well as development on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and payments made to date for reported claims. IBNR reserves are developed separately for non-catastrophe losses and catastrophe based claims. Catastrophe based IBNR reserves factors project the ultimate incurred loss from a specific event.  Non-catastrophe IBNR reserves include case development for IBNR claims.

IBNR Factor Development – Non-Catastrophe Events:

Reserves are developed by using accident month / reported month grids, which are then rolled up into a cumulative incurred loss triangle. Loss factors are calculated based on aggregating the month-to-month diagonals within the grid (i.e., month two incurred / initial accident month incurred, month three incurred / month two incurred). For each accident month, development is reviewed for consistency, and outlying results (on the high and the low side) as well as the most recent couple of months, for which data is considered immature, are deleted from the data for smoothing purposes. Period-to-period development factors are then calculated, from which period to ultimate loss incurred factors are developed. Factors are reviewed annually and adjusted as needed. Factor changes for the periods under review, from period to period, are considered to be within reasonable ranges. Therefore, the methodology used is considered to be consistent from period to period.

IBNR Factor Development –Catastrophe Events:

Traditional monthly loss reserving factors are not deemed appropriate for determining IBNR estimates for catastrophic events as these events do not occur evenly throughout a month, as regular loss events do. So an alternative approach to loss development has to be used, one that takes into consideration development and reporting from a specific loss date, rather than from the end of a specific month. In addition, since we are subject to catastrophic loss events (hurricane and convectional thunderstorms) which have differing cycles for loss reporting and claim development, calculations need to be made for each type of event. Because we have experienced only one hurricane event, aggregate event factors have only been developed for convectional thunderstorm / tornado hail events.  The analysis is made by projecting the ultimate loss value into the future and subtracting it from the known incurred losses. Initially, our claim reporting system had the ability to track incurred claims on a banded "days to report" basis, so that we could look at incurred claim values for claims reported in the following bands:

Incident to Report Date

Same Day
1 > 5
6 > 15
16 > 30
31 > 60
61 > 90
91 > 120
121 > 360
>360

For each of the above bands, the losses incurred and percentage of total losses incurred from claims reported during those time frames is calculated by accident year, as are cumulative values. This data is then spread out into days from the event (so that 1-5 band become individual days 1, 2, 3, 4, 5 and so on for the other bands) on a graduated basis, which is then adjusted to scale over the time period so that claim reporting is greater earlier in the bands than later in the bands (so for the 1-5 band, is proportionally more was reported on day 1 than day 2, etc.). Initially, this was done on a daily basis for days 0-30, with subsequent periods grouped broken into bands of 5, 15 and 30 days. Data can be pulled in by event and by accident period. However, since events have individual reporting patterns, data is pulled on an accident year basis (so that variability could be reviewed), and rolled up to an ITD basis for this evaluation.

Beginning with calendar year 2015, we developed factors on a daily basis, then grouped to allow for more effective smoothing of the factors. The factors are then grouped into the above bands to allow for comparison to prior analyses. Our claim system has the ability to track incurred claims on a "days to report" basis, so that we can look at incurred claim values for claims reported on a by-day basis. Data reflects each individual event. This data is rolled up into cumulative totals, and factors developed, scaled and smoothed so that reporting is maxed out at 720 days, when the vast majority of reported claims are thought to be known. In application, the factors are applied on an actual days from the event basis to select the specific factors used for each event.

Factor changes for the periods under review, from period to period, are considered to be within reasonable ranges. Therefore, the methodology used is considered to be consistent from period to period.

 IBNR reserve levels, are estimated on a direct written basis and at retained loss levels reflecting reinsurance limits.

Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on our results of operations and financial condition. IBNR estimates for catastrophe and non-catastrophe losses are reviewed and revised on a monthly basis so that changes in loss reporting trends can be evaluated and reflected in the estimates. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. The Company's loss reserves, including IBNR, are reviewed and attested to by its independent actuary.

The following table sets forth the amount of the gross reserves for loss and loss adjustment expense:

	December 2015	December 2014
Loss Reserves	$11,380,920	$4,580,284
Loss Adjustment Expense Reserves
Legal Defense Reserves	4,315,676	5,460,509
Claim Adjusting Reserves	351,109	160,522

Loss Reserves, Before IBNR	$16,047,705	$10,201,315

IBNR	11,924,332	4,808,191

Total Loss & Loss Adjustment Reserves	$27,972,037	$15,009,506

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

Deferred Policy Acquisition Costs Recoverability

Deferred policy acquisitions costs ("DAC") consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if management's estimates of future premium and investment income is reduced which could impair our ability to recover these costs.

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

We utilize the criteria established under Accounting Standards Codification (ASC) 740 to annually evaluate the need for a deferred tax valuation allowance.  All available evidence, including potential effects of both positive and negative evidence, is assessed in making the determination.  We have established a relatively consistent pattern of annual taxable income and currently have no operating loss carryback or carryforward balances.  Further, the majority of our deferred tax assets have a short recovery period from a future realization standpoint.  Accordingly, the deferred tax asset has been deemed to be a fully realized amount as of December 31, 2015.

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

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Homeowners of America Holding Corporation
Irving, Texas

We have audited the accompanying consolidated balance sheets of Homeowners of America Holding Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeowners of America Holding Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 30, 2016

Homeowners of America Holding Corporation
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

Assets:
Cash and cash equivalents	$5,708,402	$5,648,278
Short-term investments	9,105,000	1,231,881
Restricted cash and investments	2,760,038	3,790,000
Restricted fixed-maturity securities, available-for-sale, at fair value (amortized cost $539,735 as of December 31, 2015 and $539,558 as of December 31, 2014)	539,472	539,654
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $3,655,617 as of December 31, 2015 and $3,827,268 as of December 31, 2014)	3,670,587	3,827,245
Long-term investments	9,265,000	3,430,000
Accrued investment income	74,534	55,908
Due and deferred premiums	6,849,932	5,089,131
Balance due from reinsurers	77,825,489	54,157,528
Property, equipment and software, net	259,883	344,495
Deferred policy acquisition costs	10,548,203	7,897,806
Prepaid expenses and other	724,159	552,728
Deferred tax assets, net	2,316,545	1,517,935

Total assets	$129,647,244	$88,082,589

Liabilities:

Loss and loss adjustment expenses	$27,972,037	$15,009,506
Advance premiums	165,263	74,172
Ceded reinsurance premiums payable	6,101,956	4,342,874
Unearned premiums	54,119,100	40,021,934
Unearned ceding commissions	15,820,781	11,200,317
Commissions payable, reinsurers and agents	3,993,599	3,754,929
General and other accrued expenses payable	5,190,181	2,232,547
Funds held under reinsurance treaty	229,798	-
Income tax payable	37,680	-
Taxes, licenses and other fees payable	1,095,186	765,782

Total liabilities	114,725,581	77,402,061

Stockholders' equity:

Common stock, $0.0001 par value per share; 40,000,000 shares authorized;
17,708,125 shares issued and 16,400,125 shares outstanding as of December 31, 2015 and 17,479,852 shares issued and 16,168,852 shares outstanding as of December 31, 2014	1,640	1,617
Treasury stock, $0.0001 par value per share; 1,308,000 common shares as of December 31, 2015 and 1,311,000 common shares as of December 31, 2014	(131)	(131)
Additional paid-in-capital	6,396,936	6,209,265
Accumulated other comprehensive income	14,707	73
Retained earnings	8,508,511	4,469,704

Total stockholders' equity	14,921,663	10,680,528

Total liabilities and stockholders' equity	$129,647,244	$88,082,589

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015 and 2014

	2015	2014
Revenues:

Premiums earned	$83,394,739	$64,895,484
Ceded premiums	(78,026,288)	(60,484,640)
Net premiums earned	5,368,451	4,410,844
Policy fees	7,104,575	5,616,525
Ceding commissions and reinsurance profit share	23,655,849	16,651,464
Loss adjustment and other fee income	2,148,208	1,530,234
Investment income, net of investment expenses	138,517	43,603
Net realized investment losses	(3,783)	-

Total revenue	38,411,817	28,252,670

Expenses:

Losses and loss adjustment expenses	5,202,576	2,930,295
Policy acquisition and other underwriting expenses	20,286,806	16,497,662
General and administrative expenses	6,761,533	5,496,391

Total expenses	32,250,915	24,924,348

Income before income taxes	6,160,902	3,328,322

Provision (benefit) for income taxes:
Current	2,920,705	1,748,911
Deferred	(798,610)	(584,714)
Total income taxes	2,122,095	1,164,197

Net income	$4,038,807	$2,164,125

Cumulative preferred stock dividends	-	-

Net income available to common stockholders	$4,038,807	$2,164,125

Basic income per common share	$0.25	$0.13
Diluted income per common share	$0.23	$0.12
Cash dividend declared per common share	$0	$0

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015 and 2014

	Year Ended
	December 31,
	2015	2014

Net income	$4,038,807	$2,164,125
Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising from the period	10,851	73
Amounts reclassified from accumulated comprehensive income	3,783	-
Deferred income taxes on securities	-	-
Total other comprehensive income, net of income taxes	14,634	73
Comprehensive income	$4,053,441	$2,164,198

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2015

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income, net of Tax	Retained Earnings	Total Shareholders' Equity
Balance December 31, 2014	16,168,852	$1,617	1,311,000	$(131)	$6,209,265	$73	$4,469,704	$10,680,528
Net Income	-	-	-	-	-	-	4,038,807	4,038,807
Total other comprehensive income, net of income taxes	-	-	-	-	-	14,634	-	14,634
Stock options exercised	1,000	-	-	-	400	-	-	400
Common stock issued	230,273	23	(3,000)	-	152,327	-	-	152,350
Stock-based compensation	-	-	-	-	34,944	-	-	34,944
Balance December 31, 2015	16,400,125	$1,640	1,308,000	$(131)	$6,396,936	$14,707	$8,508,511	$14,921,663

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

Homeowners of America Holding Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income	$4,038,807	$2,164,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,314	128,107
Accounting charge related to stock-based compensation expense	34,944	61,623
Common stock compensation for management services	150,000	150,000
Employee compensation stock issuance expense	2,350	20,280
Amortization of premium/accretion of discount, net	105,344	62,053
Net realized losses on investments	3,783	-
Deferred tax assets	(798,610)	(584,714)
(Increase) decrease in:
Accrued investment income	(18,626)	(47,055)
Due and deferred premiums	(1,760,801)	(919,307)
Balance due from reinsurers	(23,667,961)	(7,875,772)
Deferred policy acquisition costs	(2,650,397)	(1,683,472)
Prepaid and other	(171,432)	(424,533)
Increase (decrease) in:
Losses and loss adjustment expenses	12,962,531	(874,556)
Advance premiums	91,091	(16,682)
Ceded reinsurance premiums payable	1,759,082	1,071,016
Unearned premiums	14,097,166	8,724,816
Unearned ceding commissions	4,620,464	3,133,155
Commissions payable, reinsurance and agents	238,670	38,506
General and other accrued expenses	2,957,634	326,282
Funds held under reinsurance treaty	229,798	-
Income tax payable	37,680	(211,198)
Taxes, licenses and other fees payable	329,404	291,279
Net cash provided by operating activities	12,738,235	3,533,953

Cash flows from investing activities:
Purchases of long-term certificate of deposit	(8,500,038)	(3,430,000)
Maturities of long-term certificate of deposit	2,205,000	1,960,000
Purchases of short-term investments	(9,615,000)	(4,262,922)
Maturities of short-term investments	3,231,881	4,392,052
Purchases of fixed-maturity securities, available-for-sale	(2,486,127)	(5,033,879)
Call or maturity of fixed-maturity securities, available-for-sale	2,548,475	605,000
Additions to furniture, equipment and software	(62,702)	(228,086)
Net cash used in investing activities	(12,678,511)	(5,997,835)

Cash flows from financing activities:
Proceeds from stock options exercised	400	7,850
Net cash provided by financing activities	400	7,850

Net increase (decrease) in cash and cash equivalents	60,124	(2,456,032)

Cash and cash equivalents, beginning of period	5,648,278	8,104,310

Cash and cash equivalents, end of the period	$5,708,402	$5,648,278

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	$2,660,000	$2,307,680

See accompanying notes to consolidated financial statements.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Homeowners of America Holding Corporation ("HAHC") is an insurance holding company established to hold insurance entities for the purpose of marketing personal lines insurance products on a national basis. HAHC owns 100% of Homeowners of America Insurance Company ("HAIC"). HAIC is domiciled in Texas, licensed in multiple states and is authorized to write various forms of homeowners and auto insurance. Coverage is concentrated in Texas. HAHC also owns 100% of Homeowners of America MGA, Inc. ("HAMGA"), a Texas Corporation, formed to provide marketing and claims administration services. HAHC, along with its subsidiaries HAIC and HAMGA, are collectively referred to as "the Company".

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments, with original maturities of three months or less. The amount is carried at cost, which approximates fair value. At December 31, 2015 and 2014, cash and cash equivalents consist of cash on deposit with financial institutions, as well as money market mutual funds.

General and other accrued expenses payable as of December 31, 2015 and December 31, 2014, include $4.5 million and $1.7 million, respectively, of both claim and general operating expense checks issued in excess of cash book balances, not yet presented for payment.

Investments

The Company's investments are comprised of short-term, restricted, long-term investments and fixed-maturity securities classified as available-for-sale as of December 31, 2015 and 2014. Restricted investments and long-term investments are described below. Short-term investments include certificates of deposit with original maturities greater than three months and maturities of one year or less. Due to the short-term nature of these investments, significant changes in prevailing interest rates and economic conditions should not adversely affect the timing and amount of cash flows on such investments or their related values. Accordingly, certificates of deposit are carried at cost, which approximates fair value. Fixed-maturity securities are classified as available-for-sale when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity.  Fixed-maturity securities classified as available-for-sale are carried at fair value. The unrealized holding gains and losses, net of applicable deferred income taxes, are shown as a separate component of stockholders' equity as a part of accumulated other comprehensive income (loss) and, as such, are not included in the determination of net income (loss).

As of December 31, 2015 and 2014, the Company has restricted cash and investments, in the amount of $3.3 million and $4.3 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. Restricted assets are shown separately in the accompanying consolidated balance sheets as "Restricted cash and investments" and include money market accounts and certificates of deposits. "Restricted fixed-maturity securities, classified as available-for-sale" are shown separately in the accompanying consolidated balance sheets and recorded at fair value. With the approval of the Departments of Insurance, the Company may exchange the investments with other funds or investments. In respect to certificates of deposit, management intends to hold the portion of these restricted investments to their maturity. As such, these restricted certificates of deposit are carried at cost, which approximates fair value. Interest earned on these investments inures to the benefit of the Company.

The following table provides the Company's restricted cash and investments as of December 31, 2015 and December 31, 2014.

Restricted cash and investments	December 31, 2015	December 31, 2014

Money Market	$300,000	$300,000
Certificates of Deposit	2,460,038	3,490,000
US Treasury Bond	539,472	539,654
	$3,299,510	$4,329,654

As of December 31, 2015 and December 31, 2014, the Company's investments also include certificates of deposit that mature more than one year after the balance sheet date and are reflected on the consolidated balance sheets as Long-term investments. Based on management's intent to hold to maturity, these investments are carried at cost. Cost approximates fair value based on the rates currently offered for deposits of similar remaining maturities.

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

Comprehensive Income

FASB ASC Topic 220 - Comprehensive Income, requires that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, these items, along with net income (loss), are components of comprehensive income. The Company characterizes their fixed income portfolio as available-for-sale securities when it is not management's intent to make profits by buying and selling the securities within a short period of time or when it is not management's intent to hold the securities to maturity, with appropriate adjustments to other comprehensive income. For the year ended December 31, 2015 and 2014, the Company recorded $10,851 and $73, respectively, of unrealized gains on available-for-sale securities in other comprehensive income.

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

Loss Adjustment and Other Fee Income

Loss adjustment and other fee income is recognized as income when collected. Loss adjustment fee income for the year ended December 31, 2015 was in excess of 5% of total revenue on the consolidated statement of operations. For the year ended December 31, 2014, loss adjustment and other fee income did not exceed 5% of total revenue on the consolidated statement of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software, are reviewed for impairment whenever business events or circumstances could lead to or indicate that the value of the asset may not be recoverable. The assessment of possible impairment is based on whether the carrying amount of the assets exceeds its fair value. The Company uses estimates of undiscounted future cash flows in determining the recoverability of long-lived assets. As of December 31, 2015 and 2014, no impairment has been recorded.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Policy and Acquisition Costs

Deferred policy acquisitions costs ("DAC") as of December 31, 2015 and 2014, consist of commissions, premium taxes and policy underwriting and production expenses which are incurred through and vary directly with, the level of production of new and renewal insurance business and are amortized over the terms of the policies they relate to. The method used in calculating DAC limits the amount of the deferred cost to their estimated realizable value, which gives effect to allocating their expense along with other period costs associated with the insurance business, in relation to the amount of gross premium earned on policies to which they relate and investment income. DAC is reviewed to determine if it is recoverable from future income, including investment income. The amount of DAC considered recoverable could be reduced in the near term if management's estimates of future premium and investment income is reduced which could impair the Company's ability to recover these costs.

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

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions

The Company recognizes uncertain tax positions in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. At December 31, 2015, the Company's tax years from 2012 through 2015 remain subject to examination.

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

Fair Value of Cash, Cash Equivalents and Short-term Investments

The carrying value for the Company's cash and cash equivalents and short-term investments approximate fair values as of December 31, 2015 and 2014 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Fair Value of Fixed-Maturity Securities held as Available-for-Sale

The Company's fixed-maturity securities held as available-for-sale are carried at fair value as of December 31, 2015 and 2014. Fair value for securities are based on the framework for measuring fair value established by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

Diluted earnings (loss) per share of common stock is computed by dividing net income or loss attributable to common stockholders, adjusted for the effect of potentially dilutive securities, by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued using the treasury stock method. Potentially dilutive securities include convertible notes payable, outstanding convertible preferred stock and common stock options.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.            RECENT ACCOUNTING PRONOUNCEMENTS

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted.  Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance.

On January 5, 2016, the FASB issued Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods for public business entities. For all other entities, ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on future disclosures.

On November 20, 2015, the FASB issued Accounting Standards Update No. 2015-17 ("ASU 2015-17"), Income Taxes (Topic 740), Balance Sheet Classification Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes.  ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendment applies to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods for public business entities. For all other entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company presents an unclassified statement of financial position, therefore there will be no impact to the Company's consolidated financial statements.

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

3.            RELATED PARTY TRANSACTIONS

In August 2013, HAHC entered into an agreement or the "Advisory Agreement", with Inter-Atlantic Advisors III, Ltd., or "Inter-Atlantic", under which Inter-Atlantic agrees to perform certain management services for the Company. A number of our directors are among the beneficial owners of Inter-Atlantic. The Advisory Agreement has an initial term of six years, to be automatically renewed from year-to-year thereafter, unless terminated by either party upon 60 days' notice prior to the termination of the initial or any renewal term.  For its services, the Company pays Inter-Atlantic an annual fee of $300,000, as well as, an annual grant of shares of our common stock with an aggregate fair market value of $150,000 at the time of grant, plus reimburses Inter-Atlantic's expenses incurred in connection with the performance of its service. As long as the Advisory Agreement is in effect and the fees and expense reimbursements are paid, the directors of the Company that are affiliated with Inter-Atlantic have agreed to waive any other compensation for their service as directors.

For the year ended December 31, 2015, the Company incurred an expense of $450,000 (of which $150,000 is represented by the issuance of 227,273 shares of common stock) for services performed under the Advisory Agreement.

For the year ended December 31, 2014, the Company incurred an expense of $450,000 (of which $150,000 is represented by the issuance of 288,462 shares of common stock) for services performed under the Advisory Agreement.

4.            INVESTMENTS

Investment income, net of investment expenses totaled $138,517 and $43,603 for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, there were $10,851 and $73, respectively, in unrealized gains/(losses) on fixed-maturity securities held as available-for-sale.

For the year ended December 31, 2015, there were $1,049 of realized gains recognized and $4,832 of realized losses recognized for the period. There were no realized gains or losses recognized for the year ended December 31, 2014 due to the short term nature of the investments held during 2014. The intent is to hold to maturity certificates of deposit carried at amortized cost.

The following table provides the Company's short-term, restricted and long-term investment holdings by type of financial instruments that were used to estimate the fair value disclosures for financial instruments:

	December 31, 2015		December 31, 2014
	Book Value	Fair Value Carrying Value	Book Value	Fair Value Carrying Value
Financial Assets:
Restricted certificates of deposit	$2,460,038	$2,460,038	$3,490,000	$3,490,000
Restricted money markets	300,000	300,000	300,000	300,000
Long-term investments	9,265,000	9,265,000	3,430,000	3,430,000
Short-term investments	9,105,000	9,105,000	1,231,881	1,231,881
	$21,130,038	$21,130,038	$8,451,881	$8,451,881

	December 31, 2015		December 31, 2014
	Range of Maturities	Interest Rates	Range of Maturities	Interest Rates
Restricted certificates of deposit	Less than 1 year	0.35% - 0.80%	Less than 1 year	0.10% - 0.40%
Restricted certificates of deposit	More than 1 year	0.10% - 1.40%	More than 1 year	0.35% - 1.40%
Restricted money markets	Less than 1 year	-	Less than 1 year	-
Long-term investments	More than 1 year	0.65% - 1.50%	More than 1 year	0.75% - 1.50%
Short-term investments	Less than 1 year	0.35% - 1.10%	Less than 1 year	0.35% - 0.70%

The following table provides the Company's fixed-maturity securities classified as available-for-sale which are carried at fair value as of December 31, 2015 and December 31, 2014:

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed Maturities:

Obligations of states, municipalities and political subdivisions	$3,655,617	$22,755	$(7,785)	$3,670,587
U.S. Treasury - held as restricted	539,735	-	(263)	539,472

Total Fixed Maturities	$4,195,352	$22,755	$(8,048)	$4,210,059

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed Maturities:

Obligations of states, municipalities and political subdivisions	$3,827,268	$6,331	$(6,354)	$3,827,245
U.S. Treasury - held as restricted	539,558	96	-	539,654

Total Fixed Maturities	$4,366,826	$6,427	$(6,354)	$4,366,899

The amortized cost and fair value of available-for-sale fixed-maturity securities at December 31, 2015 and 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
Remaining Time to Maturity	Amortized Cost Basis	Fair Value

Less than one year	$594,408	$594,536
One to five years	2,373,494	2,375,769
Five to ten years	688,367	700,582
More than ten years	539,083	539,172

Total	$4,195,352	$4,210,059

	December 31, 2014
Remaining Time to Maturity	Amortized Cost Basis	Fair Value

Less than one year	$570,236	$569,734
One to five years	1,985,297	1,981,134
Five to ten years	162,124	162,519
More than ten years	1,649,169	1,653,512

Total	$4,366,826	$4,366,899

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

Securities with gross unrealized loss positions at December 31, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2015	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
Obligations of states, municipalities and political subdivisions	$(7,595)	$2,021,197	$(453)	$143,896	$(8,048)	$2,165,093
U.S. Treasury - held as restricted	-	-	-	-	-	-
Total available-for-sale securities	$(7,595)	$2,021,197	$(453)	$143,896	$(8,048)	$2,165,093

At December 31, 2015, there were 32 securities in an unrealized loss position. Of these securities, three securities had been in an unrealized loss position for 12 months or greater.

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

At December 31, 2014, there were 31 securities in an unrealized loss position. The Company began its investment in these securities in June 2014, therefore none of these securities had been in an unrealized loss position for 12 months or greater at December 31, 2014.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities.  The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes.  It is expected that the securities would not be settled at a price less than par value of the investments.  Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at December 31, 2015 and 2014.

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

The Company's short-term investments comprised of certificates of deposit held at financial institutions which are not measured at fair value on a recurring basis. A portion of the Company's cash and cash equivalents include money market mutual fund accounts held at financial institutions which are measured at fair value on a recurring basis. Fixed-maturity securities held as available-for-sale are carried at fair value in our consolidated financial statements. The following tables provide information as of December 31, 2015 and 2014, about the Company's financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Money market mutual funds	$2,107,223	$-	$-	$2,107,223
Restricted money market mutual funds	300,000	-	-	300,000
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	3,670,587	-	3,670,587
U.S. Treasury	-	539,472	-	539,472
Total	$2,407,223	$4,210,059	$-	$6,617,282

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Money market mutual funds	$3,372,527	$-	$-	$3,372,527
Restricted money market mutual funds	300,000	-	-	300,000
Securities-available-for-sale fixed-maturity:
Obligations of states, municipalities and political subdivisions	-	3,827,245	-	3,827,245
U.S. Treasury	-	539,654	-	539,654
Total	$3,672,527	$4,366,899	$-	$8,039,426

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included as a Level 1 measurement in the table above. The fair values for available-for-sale fixed-maturity securities are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2015 or 2014.

6.            PROPERTY, EQUIPMENT, AND SOFTWARE NET

Property, equipment, and software net consist of the following as of December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014	Useful Life
Computer equipment	$250,343	$231,860	3 years
Office equipment	17,409	17,409	5 years
Furniture and fixtures	142,450	142,450	5 years
Software installation and development	973,535	929,316	3 years
Total, at cost	1,383,737	1,321,035
Less accumulated depreciation and amortization	(1,123,854)	(976,540)
Property and equipment, net	$259,883	$344,495

Depreciation and amortization expense for property, equipment and software totaled $147,314 and $128,107 for the years ended December 31, 2015 and 2014, respectively.

7.            DEFERRED POLICY ACQUISITION COSTS

Total capitalized deferred policy acquisition costs as of December 31, 2015 and December 31, 2014, comprised of commissions, premium taxes and costs associated with underwriting and issuing policies were $10,548,203 and $7,897,806, respectively.

Changes in deferred policy acquisition costs for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred policy acquisition charges, beginning of the period	$7,897,806	$6,214,334
Capitalized costs	18,611,214	14,429,241
Amortized costs	(15,960,817)	(12,745,769)
Deferred policy acquisition charges, end of the period	$10,548,203	$7,897,806

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

Losses and Loss Adjustment Expenses

The following table provides the reconciliation of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for 2015 and 2014:

	2015	2014
Reserve for losses and LAE, beginning of year	$15,009,506	$15,884,062
Reinsurance recoverables on losses and LAE	(13,995,400)	(15,090,175)
Reserve for losses and LAE, net of reinsurance recoverables at beginning of year	1,014,106	793,887

Add provision for claims and LAE occurring in:
Current year	4,978,121	2,882,295
Prior years	224,455	48,000

Net incurred losses and LAE during the current year	5,202,576	2,930,295

Deduct payments for claims and LAE occurring in:
Current year	3,303,363	2,111,930
Prior years	712,982	598,146

Net claim and LAE payments during the current year	4,016,345	2,710,076

Reserve for losses and LAE, net of reinsurance recoverables, at end of year	2,200,337	1,014,106

Reinsurance recoverables on losses and LAE	25,771,700	13,995,400

Losses and loss adjustment expenses at December 31	$27,972,037	$15,009,506

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of claims and claim adjustment expenses were made resulting in an increase of $224,455 and $48,000 for the years ended December 31, 2015 and 2014, respectively.

9.            STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2015 and December 31, 2014, the Company has 20,500,000 shares of preferred stock, convertible, 12.50 % cumulative, $0.0001 par value per share, authorized and none issued and outstanding.

Common Stock

As of December 31, 2015, the Company had 40,000,000 shares authorized and 17,708,125 shares issued and 16,400,125 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

As of December 31, 2014, the Company had 40,000,000 shares authorized and 17,479,852 shares issued and 16,168,852 shares outstanding of $0.0001 par value common stock. Holders of common stock are entitled to one (1) vote for each share of common stock held at all meetings of stockholders.

There were no common stock warrants issued during the years ended December 31, 2015 and 2014.

10.            EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings per common share and diluted earnings per common share computations reported on the Consolidated Statements of Operations for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Basic earnings per common share
Net income	$4,038,807	$2,164,125
Cumulative dividend	-	-
Adjusted net income	$4,038,807	$2,164,125

Weighted average common shares outstanding	16,379,019	16,126,689

Basic earnings per common share	$0.25	$0.13

	Year Ended December 31,
	2015	2014
Diluted earnings per common share
Net income	$4,038,807	$2,164,125
Add interest expense on convertible promissory notes	-	-
Adjusted net income	$4,038,807	$2,164,125

Weighted average common shares outstanding	16,379,019	16,162,352
Effect of diluted securities:
Stock options	1,086,752	1,287,250
Diluted common shares outstanding	17,465,771	17,449,602

Diluted earnings per common share	$0.23	$0.12

11.             STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provision of FASB ASC Topic 718 – Compensation – Stock Compensation.

Incentive Plans

The Company's 2005 Management Incentive Plan (the "2005 Plan") provides for granting of stock options to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2005 Plan, options may be granted to purchase a total not to exceed 789,475 shares in the aggregate, made up of original issue shares, treasury share or a combination of the two. At December 31, 2015 and 2014, options to purchase 783,750 shares have been granted under the 2005 Plan.

The Company's 2013 Equity Compensation Plan (the "2013 Plan") provides for granting of stock options, incentive stock options, stock awards, and restricted stock units to enable the Company to obtain and retain the services of selected persons, both employees and directors, considered to be essential to the long-range success of the Company. Under the 2013 Plan, options may be granted to purchase a total not to exceed 2,925,000 shares of common stock, made up of original issue shares, treasury shares or a combination of the two. At December 31, 2015, options to purchase 1,965,000 shares of common stock and 3,000 shares of common stock in the form of a stock award had been granted under the 2013 Plan. At December 31, 2014, options to purchase 1,965,000 shares of common stock and 39,000 shares of common stock in the form of a stock award have been granted under the 2013 Plan.

A summary of the activity of the Company's stock option plan for the years ended December 31, 2015 and 2014 is as follows:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg Remaining Cont. Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	2,708,750	$0.58	8.41	$4
Granted	40,000	$1.00
Exercised	(10,250)	$0.50
Outstanding at December 31, 2014	2,738,500	$0.59	7.32	$226
Granted	-	$-
Exercised	(1,000)	$0.40
Outstanding at December 31, 2015	2,737,500	$0.59	6.46	$1,354

Exercisable at December 31, 2015	1,670,500	$0.63	5.57	$748

There were no stock options granted in 2015. Stock options granted in 2014 had a weighted average grant date fair value of $0.02.

The fair value of options granted is estimated using a market value approach and the Black-Scholes option pricing model using the following assumptions for the year ended and December 31, 2014:

Year Ending December 31, 2014
Dividend Yield	0.00%
Expected Volatility	22%
Risk-free interest rate	1.65%
Expected life (in years)	5.21

The Company records stock-based compensation expense related to granting stock options in general and administrative expenses. The Company recognized compensation expense as follows for the year ended December 31, 2015 and 2014:

	Year Ending December 31,
	2015	2014
Total gross compensation expense	$34,944	$61,623
Total tax benefit associated with compensation expense	(686)	(7,677)
Total net compensation expense	$34,258	$53,946

As of December 31, 2015, the Company expects to record compensation expense in the future as follows:

	Year Ending December 31,
	2016	2017	2018	2019
Total gross unrecognized compensation expense	$34,944	$34,944	$28,365	$81
Tax benefit associated with unrecognized compensation expense	(686)	(686)	(556)	-
Total net unrecognized compensation expense	$34,258	$34,258	$27,809	$81

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.            INCOME TAXES

The Company files a consolidated federal income tax return. Allocation of tax expense or refunds among the consolidated group is based on separate return calculations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2015	2014
Gross Deferred Tax Assets:
Loss reserve discount	$26,206	$14,915
Unearned premium reserve discount	477,812	339,224
Organization costs (net of amortization)	58,581	64,390
Unearned ceding commissions	5,379,065	3,808,108
Stock-based compensation	8,363	7,677
Capital loss carryover	1,286	-
Total Deferred Tax Assets	5,951,313	4,234,314
Valuation allowance	-	-
Total Adjusted Deferred Tax Assets	$5,951,313	$4,234,314

Deferred Tax Liabilities
Deferred policy acquisition costs	$3,586,389	$2,685,253
Property, equipment and software	48,379	31,126
Total deferred tax liabilities	3,634,768	2,716,379
Net Deferred Tax Assets	$2,316,545	$1,517,935

As of December 31, 2015 and 2014, it was determined that no valuation allowance against deferred tax assets was considered necessary.

In assessing the realizability of deferred tax assets, management utilizes the criteria established under Accounting Standards Codification (ASC) 740 to annually evaluate the need for a deferred tax valuation allowance in order to determine whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. The results of operations during the years ended December 31, 2015 and 2014, continued growth in the Company's insurance policy and premium base with a wider demographic and geographic spread, as well as changes in the Company's reinsurance and catastrophe coverage were also considered important factors in assessing the realizability of deferred tax assets.

The total income tax provision (benefit) incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The significant items causing this difference for 2015 and 2014 are as follows:

2015	Tax Effect	Tax Rate
Income before taxes at statutory rate	$2,094,707	34.0%
Tax exempt interest	(15,881)	-0.26%
Meals and entertainment	11,275	0.18%
Other	31,994	0.52%
Total	$2,122,095	34.44%

2014	Tax Effect	Tax Rate
Income before taxes at statutory rate	$1,131,629	34.0%
Meals and entertainment	9,613	0.29%
Other	22,955	0.69%
Total	$1,164,197	34.98%

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Commencing April 1, 2015, the Company reinsured its property and casualty risk under multiple quota share reinsurance treaties with third party reinsurers.  The treaties cover 40 % of its risk under property coverage on any one loss occurrence not to exceed $20 million; 50 % of its risk under property coverage on any one loss occurrence not to exceed $175 million and approximately 35 % of its risk under casualty coverages.

The Company also purchased per risk reinsurance covering non-weather losses (ten occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage is obtained principally to protect the Company in the event of a large fire loss.

Due to the Company's increased exposure to casualty risk as previously mentioned, the Company entered into a per risk casualty excess of loss reinsurance program, beginning April 1, 2015. The program allows for 10 reinstatements during the treaty period, with an annual loss limit of $7.15 million and a per occurrence limit of $650,000.

Property catastrophe treaties, which went into effect on the same day as the quota share program, develop over four layers with a gross loss of $175 million excess of $5 million per occurrence. The Company's net retention is $500,000 per loss occurrence. The Company entered into a mixture of 12 and 24 month treaty periods to take advantage of low catastrophe reinsurance pricing in the marketplace. The Company's higher limit catastrophe coverage is placed for 12 months, as the Company believes this level of coverage has less price volatility than lower limits and feels it can acquire this type of coverage at competitive prices going forward.

Finally, in support of the Company's expansion in the Houston metropolitan area, commencing June 1, 2015, the Company entered into a property quota share reinsurance treaty with a third party reinsurer, specifically to mitigate named tropical cyclone storm risk. The treaty covers 90 % of the Company's risk under property coverage on any named hurricane or tropical storm system which affects certain geographical areas in the Houston metropolitan area, not to exceed the lesser of $75 million or a 250 year return period. This reinsurance coverage is in addition to the reinsurance programs described above.

Commencing April 1, 2014 and ending March 31, 2015, the Company reinsured its property and casualty risk under quota share reinsurance treaties with third party reinsurers. The treaties cover 80 % of its risk under property coverage on any one loss occurrence not to exceed $110 million; 10 % of its risk under property coverage on any one loss occurrence not to exceed $4 million and approximately 64 % of its risk under casualty coverage.

Property catastrophe treaties, which went into effect on the same day and having the same term as the quota share treaties, develop over four layers and 20 % of our risk on property coverage on a gross loss of $110 million excess of $4 million per occurrence. The Company's net retention is $400,000 per loss occurrence.

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

The Company also purchases reinsurance covering non-weather losses (two occurrences) in excess of a gross loss of $500,000 per occurrence for all coverage lines (a net loss of $50,000). This coverage, which was in force during 2014 had been obtained principally to protect the Company in the event of a large fire loss.

The effects of reinsurance on premiums written and earned were as follows, for the years ended December 31, 2015 and December 31, 2014:

	2015		2014
	Written	Earned	Written	Earned
Direct premiums	$97,491,905	$83,394,739	$73,620,300	$64,895,484
Ceded premiums	(84,675,104)	(78,026,288)	(65,079,700)	(60,484,640)

Net Premiums	$12,816,801	$5,368,451	$8,540,600	$4,410,844

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of HAIC's reinsurance balances under the above described reinsurance treaties as of December 31, 2015 and December 31, 2014:

	2015	2014
Ceded premiums payable	$6,101,956	$4,342,874
Ceded loss adjustment expenses	5,968,731	4,763,808
Ceded loss and loss adjustment expense reserve	25,771,700	13,995,400
Ceded unearned premium reserve	47,257,712	35,442,177
Ceded earned premiums	78,026,288	60,484,640

The following is a summary of the names of each of HAIC's significant reinsurer and the amount due from each for paid losses, LAE and unearned premium.

	2015			2014
	Paid Losses & LAE	Unearned Premium	Total Receivable	Paid Losses & LAE	Unearned Premium	Total Receivable
Maiden Reinsurance Company	$1,443	$-	$1,443	$85,203	$-	$85,203
NGM Insurance Company	244	-	244	53,033	-	53,033
Arch Reinsurance Company	52,008	-	52,008	378,977	-	378,977
Endurance Reinsurance Corp. of America	17,746	-	17,746	138,392	-	138,392
Catlin RE	224,485	2,627,526	2,852,011	214,945	4,002,194	4,217,139
Montpelier Insurance Company	10,874	-	10,874	107,472	2,001,097	2,108,569
Swiss Re	16,540	-	16,540	198,953	4,002,193	4,201,146
RLI Insurance Company	13,570	-	13,570	151,525	-	151,525
SCOR Reinsurance Company	449,429	5,255,054	5,704,483	396,192	4,002,194	4,398,386
Endurance Specialty	95	-	95	19,853	-	19,853
Houston Casualty	343	-	343	7,804	-	7,804
R+V Versicherung AG	1,688,897	19,856,279	21,545,176	590,652	4,913,513	5,504,165
Everest Re	692,351	7,882,580	8,574,931	490,410	8,024,397	8,514,807
Taiping	112,658	1,313,764	1,426,422	94,895	1,600,877	1,695,772
Qatar Re	633,719	7,446,105	8,079,824	276,910	4,894,615	5,171,525
Odyssey RE	120,878	1,313,764	1,434,642	137,195	2,001,097	2,138,292
SCOR Global	2,776	-	2,776	68,541	-	68,541
Lloyds Syndicates	22,446	-	22,446	60,451	-	60,451
Shelter Mutual Insurance Co	4,706	-	4,706	-	-	-
Sirius International Insurance Corp	88,041	-	88,041	-	-	-
Markel Bermuda Limited	23,263	-	23,263	-	-	-
XL Re Limited	55,832	-	55,832	-	-	-
Allianz Risk Transfer Limited	-	1,562,640	1,562,640	-	-	-
Total	$4,232,344	$47,257,712	$51,490,056	$3,471,403	$35,442,177	$38,913,580

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.            COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office space and certain office equipment under non-cancelable operating leases which expire at various dates through 2019. Future minimum lease payments required under the non-cancelable operating leases are as follows for the years ending December 31:

2016	$219,832
2017	110,085
2018	22,188
2019	12,519
$364,624

Rent expense under such leases in the year ended December 31, 2015 and December 31, 2014 was $182,624 and $167,119, respectively.

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

As of December 31, 2015, HAIC's total statutory surplus was $15,081,420 (capital stock of $3,000,000 and surplus of $12,081,420).

As of December 31, 2015 and December 31, 2014, HAIC had restricted cash and investments totaling $3.3 million and $4.3 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1 Organization and Summary of Significant Accounting Policies, Investments for additional disclosure.

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company's surplus account, or "earned surplus".

The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HAIC in 2015 or 2014.

HAIC prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of December 31, 2015 and 2014, there were no material permitted statutory accounting practice utilized by HAIC.

Homeowners of America Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.            SUBSEQUENT EVENTS

On February 1, 2016, the Company issued 164,836 shares of common stock at $0.91 a share to Inter-Atlantic Management, Inc. or "Inter-Atlantic". A number of our directors are among the beneficial owners of Inter-Atlantic. Per the terms of the Advisory Agreement dated August 1, 2013, Inter-Atlantic Management, Inc. will be issued annually on February 1st , a grant of the Company's common stock which in aggregate will have a fair market value of $150,000 at the time of grant.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of HAHCs management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of HAHC's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

HAHC's management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company's internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

The Company does not have any changes in our internal controls over financial reporting to report for the year ended December 31, 2015 which have materially affected or would likely materially affect our internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The following is a list of the names, ages and positions of our directors and executive officers. The directors hold office for one year terms or until their successors have been elected and qualified. The executive officers hold office for one year terms or until their successors are elected by the board of directors. The executive officers and directors of Homeowners of America Insurance Company are the same as our executive officers and directors, except Debbie L. Carter and Richard Backus are directors of Homeowners of America Insurance Company, but not the Company. Andrew S. Lerner is not a director of Homeowners of America Insurance Company. The executive officers and directors of Homeowners of America MGA, Inc. consist of Spencer W. Tucker, Debbie L. Carter and Richard Backus.

Name	Age	Position
Spencer W. Tucker	70	Director and Chief Executive Officer
Frederick S. Hammer	79	Director
Brett G. Baris	41	Director
James F. Leary	86	Director
Richard L. Viton	50	Director
Andrew S. Lerner	50	Director
Richard Backus	80	Director and Assistant Secretary
Michael C. Rosentraub	62	Chief Financial Officer, Treasurer, and Secretary
Debbie L. Carter	50	Senior Vice President of Operations
Michael S. Cox	48	Vice President, Director of Sales & Marketing
Esther A. Grossman	56	Vice President, Legal
Teresa Menser	54	Vice President, Underwriting
Brent W. Parker	49	Vice President, Director of Claims
Efram Ware	46	Vice President, Product Development

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

Brett G. Baris has served on our board of directors since 2005. Mr. Baris is a Partner of Inter-Atlantic Group, which he joined in 1998 and is a member of its investment committee. Mr. Baris is also the co-founder and President of Credibility Capital Inc. From 2007-2009, Mr. Baris was also the Executive Vice President of special purpose acquisition company Inter-Atlantic Financial, Inc. Mr. Baris was a Vice President of Guggenheim Securities, LLC, Inter-Atlantic Group's former NASD broker-dealer operation, until 2003, and held series 7, series 24 and series 63 NASD licenses. Prior to joining Inter-Atlantic Group, Mr. Baris spent two years as an analyst in the Financial Institutions Group of Salomon Smith Barney Inc. At Salomon Smith Barney, Mr. Baris worked predominantly on collateralized debt offerings and securitizations in the student loan finance area. Mr. Baris is a Director of Inter-Atlantic portfolio companies Ceannate Corp. and Tio Networks, Inc.  Mr. Baris holds a B.A. in Economics, magna cum laude, from Tufts University and an M.B.A. from Columbia Business School. He is a member of the Phi Beta Kappa National Honor Society and the Beta Gamma Sigma International Honor Society. Mr. Baris's extensive experience in finances and investments, as well as prior board experience, makes him qualified to serve on our board.

James F. Leary has served on our board of directors since 2005. Mr. Leary has been Managing Director of Benefit Capital SouthWest, Inc., a financial advisory firm located in Dallas, TX, since 1999. Previously, he founded and was Managing General Partner of Sunwestern Investment Group, Dallas, TX, one of the largest venture capital groups in the Southwest. Under his leadership, Sunwestern formed domestic limited partnerships as well as offshore investment companies to invest in portfolio companies. Sunwestern was one of the first venture groups to use Small Business Investment Companies, partially funded by the U.S. government, to complement the Group's investments. During his professional career, Mr. Leary has held high level executive positions including Senior Executive Vice President, Director and Chief Financial Officer of The Associates First Capital Corporation, a large financial services conglomerate and now part of Citigroup, Inc. Before joining The Associates, Mr. Leary was employed by CIT Financial Corporation, New York, NY, as well as its banking subsidiary, National Bank of North America. Mr. Leary is a Director of several funds managed by Capstone Asset Management Company, Houston, TX. Mr. Leary earned his Undergraduate Degree from the School of Foreign Service, Georgetown University, and his Masters Degree in Banking and Finance from New York University. He also attended the advanced Management Program at the Graduate School of Business Administration at Harvard University. Mr. Leary's background in investment banking, extensive executive experience with a large financial services corporation, as well as his prior board experience, makes him qualified to serve on our board of directors.

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

Andrew S. Lerner was appointed to our board of directors in October 2012. Mr. Lerner is the Managing Partner of Inter-Atlantic Group, where he has been employed since 1995. From 2007-2009, Mr. Lerner was also the Chief Executive Officer of special purpose acquisition company Inter-Atlantic Financial, Inc. Mr. Lerner was also President and Managing Director of Guggenheim Securities, LLC, Inter-Atlantic Group's former broker-dealer operation, until 2003. Mr. Lerner is a Director of HedgeCo Networks, LLC, Ceannate Corp., Credibility Capital Inc., Marqeta Inc. and Crown Global Insurance Group LLC, which are portfolio companies of Inter-Atlantic. Mr. Lerner has over 25 years of experience in the financial services industry. Prior to joining Inter-Atlantic Group, he served as an investment banker in the Financial Institutions Group of Smith Barney Inc. for four years and in its Mortgage and Asset Finance Group for two years. Mr. Lerner holds a B.S.E. in Electrical Engineering and Computer Science from Princeton University and an M.B.A. in Finance from The Wharton School, University of Pennsylvania. Mr. Lerner's extensive experience in the financial services industry, understanding of regulatory and compliance matters, as well as his executive experience and prior board memberships, makes him qualified to serve on our board of directors.

Michael C. Rosentraub is the Chief Financial Officer of HOAIC since May 2011. Mr. Rosentraub graduated from The University at Albany with a Bachelor of Science degree in Accounting and Business Administration. Mr. Rosentraub has over 25 years of experience in the insurance and financial services industries within the United States, Europe, and Asia. Prior to joining Homeowners of America, Michael held senior management positions with Citibank, CitiFinancial, The Associates and Associates Insurance Group in finance, insurance product and program development, claims, risk management and vendor management.

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

Michael S. Cox is the Vice President, Director of Sales and Marketing of HOAIC since February 2009. Mr. Cox is a graduate of Stephen F. Austin State University where he received his Bachelor of Business Administration degree in Marketing. Mr. Cox has over 17 years of insurance industry experience with most of his career spent in property and casualty focused on personal lines. Prior to joining Homeowners of America, Mr. Cox worked for Safeco Insurance as a Regional Sales Manager. In addition, Mr. Cox worked for AIG Agency Auto as a Regional Sales and Marketing Manager, as well as Progressive Insurance. During his career he has managed sales teams in Texas, Oklahoma, Louisiana, New Mexico and Colorado.

Esther A. Grossman is the Vice President, Legal of HOAIC since July 2015.  Esther is a licensed attorney in Texas, Kentucky, and Illinois.  She earned her J.D. degree from the University of Tulsa and has a B.S. in Meteorology from the University of Oklahoma.  Esther's experience encompasses a broad range of practice areas.  Prior to joining Homeowners of America, Esther served as in-house counsel for CIBA Insurance Services, providing insurance defense of commercial claims with moderate to complex exposure.  As in-house counsel, she managed multi-state litigation involving premises liability and construction defects in Texas and Illinois.  She has also defended extra-contractual cases and has managed nationwide subrogation claims.  In a prior claims role with State Farm Insurance Companies ("SIU"), Esther investigated and resolved complex multi-line claims within SIU.  Esther has also served multiple terms as an Associate Municipal Judge for the City of Dallas and has taught Bankruptcy and Contract Law to paralegals as an adjunct instructor for the Southern Methodist University CAPE (Continuing Adult Professional Education) program.

Teresa Menser is the Vice President, Underwriting of HOAIC since February 2016. Ms. Menser began her insurance career in 1987 with Hilb, Rogal & Hamilton, a large independent agency in Dallas, where she became proficient at front-line underwriting. In 1991 she moved onto a very successful startup MGA in TX, IMMS, Inc., which would be the first of three successful start-up MGA's she has been involved with, culminating in her advancement from marketing assistant to Personal Lines Manager and minority owner. In 1997, she joined Texas Colonial General where she advanced from Marketing Assistant to Lead Underwriter for their Personal Auto program.  In 2005, Ms. Menser was co-founder and minority owner of Select General Agency where she worked as the Personal Lines Manager/Vice President and was responsible for the day to day operations of the personal lines department. After leaving Select General Agency in 2015 she worked as a consultant for a Dallas MGA until January 2016. With over 30 years of valuable Personal Lines experience, Ms. Menser is a well versed underwriting manager whose experience includes, developing procedures and processes for new and renewal business; hiring, training and supervising underwriters and conducting internal audits to ensure quality and compliance.

Brent W. Parker is the Vice President, Director of Claims of HOAIC since April 2010. Mr. Parker attended college at Texas Tech University and graduated from Tarleton State University where he received his Bachelor of Business Administration degree in General Business. Mr. Parker has over 25 years of insurance industry experience with property and casualty claims in both commercial and personal lines and catastrophe claims. Prior to joining Homeowners of America, Mr. Parker was a Claims Consultant with American Contractors Insurance Group. Before joining ACIG, he was a Vice President and Claims Manager with Beacon Insurance Group. Mr. Parker has claims experience in Texas, South Carolina and Virginia, in addition to his experience in over 20 other states. Mr. Parker has served on the Dallas/Fort Worth Claims Managers Council, as an officer for the Dallas Claims Association, a member of the Texas Claims Association, and has served on the Loss Committee for the Association of Fire and Casualty Companies of Texas. Mr. Parker obtained professional designations of CRIS as a Construction Risk and Insurance Specialist and MLIS as a Management Liability Insurance Specialist and he is currently a member of the Dallas Claims Association.

Efram Ware is the Vice President, Product Development since June 2014. Mr. Ware holds an MBA from Texas Southern University and an undergraduate degree from Georgia State University. Mr. Ware has over 17 years of insurance industry experience.  Mr. Ware has held the position of Area Underwriting Manager for SAFECO Insurance Company (1998–2005).  Additionally, Mr. Ware served as the Territorial Product Manager for Allstate Insurance Company's Southeast Region (2005–2011).  In this role, he managed the states of Georgia, South Carolina, North Carolina and Alabama.  From 2011-2013, Mr. Ware served as the Director of Operations for Access Insurance Company.  Prior to joining Homeowners of America, Mr. Ware was the Product Development Manager at Assurant Specialty Products in Miami, Florida (February 2013–June 2014). Mr. Ware has experience with product development in all 50 states in Personal Lines and Commercial Inland Marine products.

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

Information Relating to Our Audit Committee of the Board of Directors

The purpose of the Audit Committee is to assist our Board of Directors in the oversight of the integrity of the consolidated financial statements of our company, our company's compliance with legal and regulatory matters, the independent auditor's qualification and independence, and the performance of our company's independent auditors and independent actuaries. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company's accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. We are not required to have an Audit Committee consisting solely of independent directors, as we are neither listed on NASDAQ, nor the New York Stock Exchange. The Audit Committee currently consists of Messrs. Baris and Viton.

ITEM 11.    Executive Compensation

Compensation of Executive Officers

The following table sets forth the 2015 and 2014 compensation for our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Award		Total
Spencer W. Tucker	2015	$235,000	$57,500	$-		$292,500
Chief Executive Officer	2014	$220,000	$52,500	$-		$272,500

Debbie L. Carter	2015	$162,000	$33,000	$-		$195,000
Senior Vice President of Operations	2014	$150,000	$30,000	$520	(1)	$180,520

Michael C. Rosentraub	2015	$162,000	$33,000	$-		$195,000
Chief Financial Officer	2014	$150,000	$30,000	$520	(1)	$180,520

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

We have not entered into employment agreements with any of our other current executive officers.

Director Compensation

Our non-employee Directors received the following annual compensation in 2015:

Name	Fees Earned or paid in cash ($)	Option Awards ($)	All Other (1) Compensation	Total Compensation
Brett G. Baris (2)	$-	$-	$-	$-
Frederick S. Hammer (2)	$-	$-	$1,156	$1,156
James F. Leary	$35,004	$-	$-	$35,004
Andrew S. Lerner (2)	$-	$-	$1,199	$1,199
Richard L. Viton (2)	$-	$-	$1,804	$1,804

(1) Reflects reimbursement of expenses relating to participation in board meetings.
(2) In August 2013, we entered into an Advisory Agreement with Inter-Atlantic Advisors, III, Ltd., "Inter-Atlantic". Brett G. Baris, Frederick S. Hammer, Andrew S. Lerner, and Richard L. Viton are among the beneficial owners of Inter-Atlantic. For its services, the Company will pay Inter-Atlantic an annual fee of $300,000, as well as, an annual grant of shares of our common stock with an aggregate fair market value of $150,000 at the time of grant, plus reimburse Inter-Atlantic's expenses incurred in connection with the performance of its service. The directors of the Company that are affiliated with Inter-Atlantic have agreed to waive any other compensation for their service as our directors. During 2015, the Company paid Inter-Atlantic $300,000 for its services, as well as an annual grant of 227,273 shares of common stock with an aggregate fair market value of $150,000.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of the end of last fiscal year.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Spencer W. Tucker	400,000	600,000	(1)	$0.50	10/23/2023
	400,000	600,000

Debbie L. Carter	25,000	-		$0.40	1/8/2017
	62,500	-		0.50	4/9/2017
	162,500	-		0.80	12/18/2017
	80,000	120,000	(1)	0.50	10/23/2023
	330,000	120,000

Michael C. Rosentraub	125,000	-		$0.60	4/30/2021
	90,000	135,000	(1)	0.50	10/23/2023
	215,000	135,000

(1)    One-fifth of the stock options vest on each anniversary of the grant date, beginning October 24, 2014.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 regarding securities authorized for issuance under the  2005 Management Incentive Plan and the 2013 Equity Compensation Plan, which has been approved by our shareholders.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 29, 2016 by our executive officers and directors (individually and as a group) and each person who is known by us to beneficially own more than five percent of our common stock.

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

	Common Stock
Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Executive Officers and Directors:
Andrew S. Lerner (3)	1,658,430	10.01%
Spencer W. Tucker (4)	1,575,000	9.51%
Brett G. Baris (5)	1,174,641	7.09%
Frederick S. Hammer	758,254	4.58%
Richard L. Viton	728,846	4.40%
Richard Backus (6)	501,000	3.02%
Debbie L. Carter (7)	393,500	2.38%
Michael C. Rosentraub (8)	216,000	1.30%
Michael S. Cox (9)	166,000	1.00%
Brent W. Parker (10)	116,000	*
James F. Leary (11)	45,625	*
Efram Ware (12)	9,000	*
Esther Grossman	-	-
Teresa Menser	-	-
Officers and Directors as a Group (14 persons)	7,342,296	44.32%
Principal Stockholders:
Berco Limited (13)	2,043,851	12.34%
Pfizer Master Retirement Trust (14)	2,043,851	12.34%
Partners Group Secondary 2004 L.P. (15)	1,762,821	10.64%
The Prudential Insurance Company of America (16)	1,021,925	6.17%
* less than 1%

(1)	In determining beneficial ownership, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (1) voting power which includes the power to vote, or to direct the voting of, such securities and/or (2) investment power which includes the power to dispose, or to direct the disposition, of such security. In addition, for the purposes of this chart, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days, including, but not limited to, any right to acquire: (a) through exercise of an option, warrant or right; (b) through the conversion of security; (c) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (d) pursuant to the automatic termination of a trust, discretionary account or similar arrangement.
(2)	Based upon 16,566,961 shares of common stock issued and outstanding as of March 29, 2016. Shares of common stock that are subject to options currently exercisable within 60 days of March 30, 2016 are deemed outstanding for computing the percentage ownership of the person holding such options but not deemed outstanding for computing the percentage ownership of any other person.
(3)	Mr. Lerner beneficially owns more than 5% of our common stock. The address for Mr. Lerner is 419 Park Avenue South, Suite 807 New York, NY 10016.
(4)	Mr. Tucker beneficially owns more than 5% of our common stock and includes 400,000 shares underlying options that are exercisable on or within 60 days of March 30, 2016. The address for Mr. Tucker is 1333 Corporate Drive, Suite 325 Irving, TX 75038.
(5)	Mr. Baris beneficially owns more than 5% of our common stock. The address for Mr. Baris is 419 Park Avenue South, Suite 807 New York, NY 10016.
(6)	Includes 87,500 shares underlying options that are exercisable on or within 60 days of March 30, 2016.
(7)	Includes 330,000 shares underlying options that are exercisable on or within 60 days of March 30, 2016.
(8)	Includes 215,000 shares underlying options that are exercisable on or within 60 days of March 30, 2016.
(9)	Includes 165,000 shares underlying options that are exercisable on or within 60 days of March 30, 2016.
(10)	Includes 155,000 shares underlying options that are exercisable on or within 60 days of March 30, 2016.
(11)	Includes 40,000 shares underlying options that are exercisable on or within 60 days of March 30, 2016.
(12)	Includes 8,000 shares underlying options that are exercisable on or within 60 days of March 30, 2016.
(13)	The address of Berco Limited is c/o Misland Capital, 9 Upper Belgrave Street, London, Berkshire, UK SW1 X88D.
(14)	The address of Pfizer Master Retirement Trust is c/o Northern Trust Company, C1-N, 801 South Canal Street, Chicago, IL 60607.
(15)	The address of Partners Group Secondary 2004, L.P. is Tudor House, Le Bordage, St. Peter Port, Guernsey, UK, GY1 1DB.
(16)	The address of The Prudential Insurance Company of America is 100 Mulberry Street GC2 10th Floor, Newark, NJ 07102.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Advisory Agreement with Inter-Atlantic Advisors III, Ltd.

In August 2013, we entered into an agreement or the "Advisory Agreement", with Inter-Atlantic Advisors III, Ltd., or "Inter-Atlantic", under which Inter-Atlantic agrees to perform certain management services for the Company. A number of our directors are among the beneficial owners of Inter-Atlantic. The Advisory Agreement has an initial term of six years, to be automatically renewed from year-to-year thereafter, unless terminated by either party upon 60 days' notice prior to the termination of the initial or any renewal term. For its services, we pay Inter-Atlantic an annual fee of $300,000, as well as, an annual grant of shares of our common stock with an aggregate fair market value of $150,000 at the time of grant, plus reimburse Inter-Atlantic's expenses incurred in connection with the performance of its service. As long as the Advisory Agreement is in effect and the fees and expense reimbursements are paid, the directors of the Company that are affiliated with Inter-Atlantic have agreed to waive any other compensation for their service as our directors.

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

Director Independence

Our Board of Directors consists of six directors, including five non-employee directors. The Board of Directors is required to determine which directors satisfy the criteria for independence under the rules of its listing stock exchange. To be considered independent, a director may not maintain any relationship that would interfere with his or her independent judgment in completing the duties of a director. The rules state that certain relationships preclude a board finding of independence, including a director who is, or during the past three years was, employed by the company, and any director who accepts any payments from the company in excess of $120,000 during the current year or any of the past three years, other than director fees or payments arising solely from investments in the company's securities. Rules often provide that ownership of company stock by itself would not preclude a board finding of independence. In as much as the Company's common stock is not listed or traded on any exchange, the board of directors is not required to make a determination of independence of its members.

ITEM 14.    Principal Accounting Fees and Services

Principal Registered Public Accounting Firm

Weaver and Tidwell, L.L.P. was our principal registered accounting firm for fiscal years 2015 and 2014.

Audit Fees

The following table sets forth the aggregate fees for services provided by Weaver and Tidwell, L.L.P., our principal accountant for the years ended December 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees	$50,900	$107,753
Audit Related Fees	-	1,870
Tax Fees	-	-
All Other Fees	-	-
Total	$50,900	$109,623

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

Schedule VI. Supplemental Information Concerning Consolidated Property and Casualty Insurance Operations

The following table provides certain information related to the Company's property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE current year	Incurred Loss and LAE prior years	Paid Losses and LAE	Net Investment Income
2015	$27,972	$4,978	$224	$4,016	$139
2014	$15,010	$2,882	$48	$2,710	$44

	As of December 31,	For the Year Ended December 31,			As of December 31,
	Policy Deferred Acquisition Cost (DAC)	Amortization of DAC	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2015	$10,548	$(15,961)	$12,817	$5,368	$54,119
2014	$7,898	$(12,746)	$8,541	$4,411	$40,022

EXHIBIT INDEX

Exhibit Number	Description
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

10.1***
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

10.5***
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

10.27***
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

10.37†
Two-Year Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants Everest Reinsurance Company, Markel Bermuda Limited, Shelter Mutual Insurance Company, XL Re, Ltd., Sirius International Insurance Corporation for and on behalf of P.R.A.M., Lloyd's Underwriters, Allied World Assurance Company, Ltd., American Standard Insurance Company of Wisconsin, Hannover Re (Bermuda) Ltd., Mapfre Re, Compania De Reaseguros, S.A., MS Frontier Reinsurance Limited, American International Reinsurance Company, Ltd., and Fubon Insurance Co., Ltd. effective April 1, 2015. (Incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K for the period ended December 31, 2014 (File No. 333-189686), filed March 27, 2015.)

10.38†
Fourth Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and Certain Insurance Companies, effective April 1, 2015. (Incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K for the period ended December 31, 2014 (File No. 333-189686), filed March 27, 2015.)

10.39†
Residential Property Net Quota Share Reinsurance Contract between Homeowners of America Insurance Company and R+V Versicherung A.G., effective April 1, 2015. (Incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K for the period ended December 31, 2014 (File No. 333-189686), filed March 27, 2015.)

10.40†
Property Catastrophe Excess of Loss Reinsurance Contract between Homeowners of America Insurance Company and participants XL Re Ltd., Lloyd's Underwriters, and Hamilton Re, Ltd., effective April 1, 2015. (Incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K for the period ended December 31, 2014 (File No. 333-189686), filed March 27, 2015.)

10.41†
Residential Property Quota Share Reinsurance Contract between Homeowners of America Insurance Company and Qatar Reinsurance Company LLC, Bermuda Branch, effective April 1, 2015. (Incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K for the period ended December 31, 2014 (File No. 333-189686), filed March 27, 2015.)

10.42†
Residential Quota Share Reinsurance Contract between Homeowners of America Insurance Company and participants Catlin Re Switzerland Ltd. (Bermuda Branch), Everest Reinsurance Company, Odyssey Reinsurance Company, SCOR Reinsurance Company, and Taiping Reinsurance Co. Ltd., effective April 1, 2015. (Incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K for the period ended December 31, 2014 (File No. 333-189686), filed March 27, 2015.)

10.43†
Reinstatement Premium Protection Reinsurance Contract between Homeowners of America Insurance Company and Everest Reinsurance Company, effective April 1, 2015. (Incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K for the period ended December 31, 2014 (File No. 333-189686), filed March 27, 2015.)

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

 *    Filed herewith

**    Furnished herewith

***  Management compensation plan or arrangement

 †  Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

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

HOMEOWNERS OF AMERICA HOLDING CORPORATION

March 30, 2016	By:	/s/ Spencer Tucker
Spencer Tucker
Chief Executive Officer

March 30, 2016	By:	/s/ Michael C. Rosentraub
Michael C. Rosentraub
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spencer Tucker	Chief Executive Officer	March 30, 2016
Spencer Tucker	(Principal Executive Officer)

/s/ Michael C. Rosentraub	Chief Financial Officer (Principal Financial Officer	March 30, 2016
Michael C. Rosentraub	and Principal Accounting Officer)

/s/ Frederick S. Hammer	Director	March 30, 2016
Frederick S. Hammer

/s/ Brett G. Baris	Director	March 30, 2016
Brett G. Baris

/s/ Richard L. Viton	Director	March 30, 2016
Richard L. Viton

/s/ Andrew S. Lerner	Director	March 30, 2016
Andrew S. Lerner